Form 10-Q
period 2015-03-31
FlexFridge, Inc.
filed 2015-10-09
CIK 1630391

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

[_]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________ to ______________

Commission file number: 333-139117

FlexFridge, Inc.

(Exact name of registrant as specified in its charter)

Illinois	80-0961484
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

205 W. Wacker Drive. Suite 1320

Chicago, IL 60606

(Address of principal executive offices)

(312) 614-1222

(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes [_] No [X]

The number of shares of the issuer’s Class A common stock outstanding as of October 8, 2015, was 345,610,950 shares, par value $0.01 per share.

FLEXFRIDGE, INC.

FORM 10-Q

Quarterly Period Ended March 31, 2015

PART II. OTHER INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FLEXFRIDGE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
Assets	(Unaudited)
Current assets:
Cash	$107	$20
Total current assets	107	20

Total assets	$107	$20

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Payable to affiliate	$34,716	$30,136
Total current liabilities	34,716	30,136
Total liabilities	34,716	30,136

Stockholders' equity (deficit):
Convertible preferred stock, Series A, $0.0001 par value, 20,000,000 shares authorized, 20,000,000 and 0 shares issued and outstanding, respectively	2,000	–
Convertible preferred stock, Series B, $0.0001 par value, 20,000,000 shares authorized, 20,000,000 and 0 shares issued and outstanding, respectively	2,000	–
Common stock, Class A, $0.0001 par value, 1,000,000,000 shares authorized, 345,610,950 shares issued and outstanding	34,561	34,561
Common stock, Class B, $0.0001 par value, 60,000,000 shares authorized, 60,000,000 and 0 shares issued and outstanding, respectively	6,000	–

Additional paid in capital	43,996	(34,561)
Accumulated deficit	(123,166)	(30,116)
Total stockholders' equity	(34,609)	(30,116)

Total liabilities and stockholders' equity (deficit)	$107	$20

See accompanying notes to financial statements.

FLEXFRIDGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2014	2015
Revenue	$–	$–

Expenses:
General and administrative	3,713	45
Salaries and wages	88,557	–
Depreciation and amortization	–	–
Patent Related Expenses	780	14,450
Total operating expenses	93,050	14,495

Net operating loss	(93,050)	(14,495)

Other income (expense):
Interest expense	–	–
Other Income / (Expense)	–	–
	–	–
Total other income (expense)	–	–

Net loss	$(93,050)	$(14,495)

Weighted average number of common shares outstanding - basic and fully diluted	345,610,950	345,610,950

Net loss per share - basic and fully diluted	$(0.00)	$(0.00)

See accompanying notes to financial statements.

FLEXFRIDGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months
	Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(93,050)	$(14,495)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based Compensation	88,557	–
Decrease (increase) in assets:
Increase (decrease) in liabilities:
Accounts payable- related party	4,580	14,450
Net cash provided by (used in) operating activities	$87	$(45)

Cash flows from investing activities:
Net cash used in investing activities	$–	$–

Cash flows from financing activities:
Net cash provided by financing activities	$–	$–

Net increase (decrease) in cash	87	(45)
Cash - beginning	20	100
Cash - ending	$107	$55

Supplemental disclosures:
Interest paid	$–	$–
Income taxes paid	$–	$–

See accompanying notes to financial statements.

FLEXFRIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation and Consolidation

Nature of Business and Organization

FlexFridge, Inc. (“FlexFridge” or the “Company”), an Illinois corporation, was formed on March 3, 2013 as Cooling Technology Solutions, Inc. (“CTS”), a wholly-owned subsidiary of Epazz, Inc. (“Epazz”), an Illinois corporation. On September 19, 2013, the Company amended its Articles of Incorporation to change the name from Cooling Technology Solutions, Inc. to Z Fridge, Inc. and was renamed FlexFridge, Inc. on May 29, 2014. The Company was formed to develop its Project Flex product which involves the development of a dorm room sized refrigerator. The Company plans to file a non-provisional patent application and currently has limited activity.

On September 7, 2013, the sole Director, and majority shareholder, holding over two thirds of the voting power of the Corporation’s Class A and Class B Common Stock of Epazz, voted to approve the spin-off and stock dividend of Z Fridge, whereby each of Epazz’ shareholders of record on September 15, 2013 received 1 share of Z Fridge for each 10 shares of Epazz Class A Common Stock as distributed on November 21, 2013.

Basis of Accounting

Our financial statements are prepared using the accrual method of accounting as generally accepted in the United States of America (U.S. GAAP) and the rules of the Securities and Exchange Commission (SEC). These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein.

Development Stage Company

The Company is currently considered a development stage company as defined by FASB ASC 915-10-05. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date. An entity remains in the development stage until such time as, among other factors, revenues have been realized. To date, the development stage of the Company’s operations consists of developing the business model and marketing concepts.

Reclassifications

Certain amounts in the financial statements of the prior year have been reclassified to conform to the presentation of the current year for comparative purposes.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

FlexFridge maintains cash balances in non-interest-bearing transaction accounts, which do not currently exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents on hand at March 31, 2015 and December 31, 2014.

Fair Value of Financial Instruments

Under FASB ASC 820-10-05, the Financial Accounting Standards Board establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement reaffirms that fair value is the relevant measurement attribute. The adoption of this standard did not have a material effect on the Company’s financial statements as reflected herein. The carrying amounts of cash, accounts payable and accrued expenses reported on the balance sheets are estimated by management to approximate fair value primarily due to the short term nature of the instruments.

Patent Rights and Applications

Patent rights and applications costs include the acquisition costs and costs incurred for the filing of patents. Patent rights and applications are amortized on a straight-line basis over the legal life of the patent rights beginning at the time the patents are approved. Patent costs for unsuccessful patent applications are expensed when the application is terminated. We elected to expense our patent costs, which totaled $27,641 for the period from March 4, 2013 (Inception) through March 31, 2015.

FLEXFRIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Revenue Recognition

Sales on products are recorded when goods are sold, the earnings process is complete or substantially complete, and the revenue is measurable and collectability is reasonably assured. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue from sales in which payment has been received, but the earnings process has not occurred. Sales have not yet commenced.

The Company doesn’t currently provide product warranties, but if it does in the future it will provide for specific product lines and accrue for estimated future warranty costs in the period in which the revenue is recognized.

Advertising and Promotion

All costs associated with advertising and promoting products are expensed as incurred. We had no advertising expenses period from March 3, 2013 (Inception) through March 31, 2015.

Income Taxes

The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Basic and Diluted Loss per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the period presented, there were no outstanding potential common stock equivalents and therefore basic and diluted earnings per share result in the same figure.

Stock-Based Compensation

The Company adopted FASB guidance on stock based compensation upon inception on March 3, 2013. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, are to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. We had $88,557 stock issued for services and compensation for the three months ended March 31, 2015.

Uncertain Tax Positions

Effective upon inception on March 3, 2013, the Company adopted new standards for accounting for uncertainty in income taxes. These standards prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. These standards also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

Various taxing authorities periodically audit the Company’s income tax returns. These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income to various tax jurisdictions. In evaluating the exposures connected with these various tax filing positions, including state and local taxes, the Company records allowances for probable exposures. A number of years may elapse before a particular matter, for which an allowance has been established, is audited and fully resolved. The Company has not yet undergone an examination by any taxing authorities.

The assessment of the Company’s tax position relies on the judgment of management to estimate the exposures associated with the Company’s various filing positions. As of March 31, 2015 and December 31, 2014, the Company had no uncertain tax positions.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The new guidance requires that share-based compensation that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards and that could be achieved after an employee completes the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation costs should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on our financial position or results of operations.

FLEXFRIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In June 2014, the FASB issued ASU No. 2014-10: Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation , to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements of development stage entities. The amendments in this update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, thereby improving financial reporting by eliminating the cost and complexity associated with providing that information. The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public companies, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The adoption of ASU 2014-10 is not expected to have a material impact on our financial position or results of operations.

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of $(123,166), as of March 31, 2015. The Company’s current liabilities exceeded its current assets by $34,609. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements do not include any adjustments that might result from the outcome of any uncertainty as to the Company’s ability to continue as a going concern. These financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Spin-Off

On March 3, 2013, the Company, formerly a wholly-owned subsidiary of Epazz, Inc., was spun-off. As a result, on November 21, 2013 the Company distributed a total of 345,610,950 shares to holders of record of Epazz, Inc. as of the close of trading on September 15, 2013 on a 10:1 basis.

The following table summarizes the fair value of assets acquired and liabilities assumed:

Assets acquired
Cash	$–
Total assets acquired	–
Liabilities assumed
Intercompany accounts payable, related party	1,025
Total fair value of assets and liabilities acquired	(1,025)

Note 4 – Related Parties

Shares of Class A Common Stock Issued to Related Parties Pursuant to a Stock Distribution

On November 21, 2013, Epazz, Inc. distributed 345,610,950 shares of the Class A common stock of the Company among Epazz, Inc.’s shareholders pursuant to the spin-off of the Company from Epazz, Inc. Each shareholder of record on September 15, 2013 was issued one share of FlexFridge, Inc. Class A common stock for each share of Epazz, Inc. class A common stock owned by the shareholder. A total of 297,385,702 of these shares were issued to related parties representing approximately 86% of the total shares issued.

Shares for Services to Related Parties

On January 13, 2015, the Company issued 20,000,000 shares of Series A Preferred Stock to Shaun Passley, the president of the company for management services. The total fair value of the Series A Preferred stock was $70,654 based on an independent valuation on the date of grant.

FLEXFRIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On January 13, 2015, the Company issued 16,000,000 shares of Series B Preferred Stock to Epazz, Inc. a corporation controlled by the president of the company for offices services. The total fair value of the Series B Preferred Stock was $9,661 based on an independent valuation on the date of grant.

On January 13, 2015, the Company issued 1,998,000 shares of Series B Preferred Stock to GG Mars Capital Inc. a related party for financing services. The total fair value of the Series B Preferred Stock was $1,206 based on an independent valuation on the date of grant.

On January 13, 2015, the Company issued 1,998,000 shares of Series B Preferred Stock to Star Financial Corporation a related party for financing services. The total fair value of the Series B Preferred Stock was $1,206 based on an independent valuation on the date of grant.

On January 13, 2015, the Company issued 4,000 shares of Series B Preferred Stock to Craig Passley a related party for management services. The total fair value of the Series B Preferred Stock was $2 based on an independent valuation on the date of grant.

 On January 13, 2015, the Company issued 60,000,000 shares of Class B Common Stock to Shaun Passley, the president of the company for product development services. The total fair value of the Class B Common Stock was $5,827 based on an independent valuation on the date of grant.

Note 5 – Fair Value of Financial Instruments

Under FASB ASC 820-10-5, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under GAAP, certain assets and liabilities must be measured at fair value, and FASB ASC 820-10-50 details the disclosures that are required for items measured at fair value.

The Company does not have any financial instruments that must be measured under the new fair value standard. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 - Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

FLEXFRIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following schedule summarizes the valuation of financial instruments at fair value on a non-recurring basis in the balance sheets as of March 31, 2015 and December 31, 2014, respectively:

	Fair Value Measurements at March 31, 2015
	Level 1	Level 2	Level 3
Assets
Cash	$107	$–	$–
Intercompany accounts receivable, related parties	–	–	–
Total assets	107	–	–
Liabilities
Intercompany accounts payable, related parties	–	34,716	–
Total Liabilities	–	34,716	–
	$107	$(34,716)	$–

	Fair Value Measurements at December 31, 2014
	Level 1	Level 2	Level 3
Assets
Cash	$20	–	$–
Intercompany accounts receivable, related parties	–	–	–
Total assets	20	–	–
Liabilities
Intercompany accounts payable, related parties	–	30,136	–
Total Liabilities	–	30,136	–
	$20	$(30,136)	$–

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the period from March 3, 2013 (Inception) through March 31, 2015.

Level 2 liabilities consist of intercompany debt arrangements. No fair value adjustment was necessary during the period from March 3, 2013 (Inception) through March 31, 2015.

Note 6 – Stockholder’s Equity (Deficit)

On November 14, 2013, the Board of Directors, consisting solely of Shaun Passley, the Company’s majority shareholder, amended the Article of Incorporation to change the par value and number of authorized shares of each class of common and series of preferred stock, in addition to the modification of the attributes and dividends. The disclosures herein reflect these modifications and the changes to the par value have been retroactively reflected throughout.

Convertible Preferred Stock, Series A

The Company has 20,000,000 authorized shares of $0.0001 par value Series A Convertible Preferred Stock (“Series A Preferred Stock”). The Series A Preferred Stock accrues dividends equal to 1.5% of the Company’s revenues per quarter, beginning on January 1st of any calendar year in which the Company has generated revenue over $2 million, and an additional 24% of the Company’s net income beginning on January 1st of any calendar year in which the Company has generated net income over $2 million. The dividends are payable at the discretion of the Company, provided that any unpaid dividends accrue until paid. The Series A Preferred Stock includes a liquidation preference equal to $0.0001 per share, plus any accrued and unpaid dividends. The Series A Preferred Stock is convertible, at the option of the holder into shares of the Company’s Class A Common Stock, with five business days’ notice into 60% of the total number of then issued and outstanding shares of Class A Common Stock. The Series A Preferred Stock has limited voting rights, relating solely to matters which adversely affect the rights of the Series A Preferred Stock holders. The Company shall reserve and keep available out of its authorized but unissued shares of Class A Common Stock such number of shares sufficient to effect the conversions.

FLEXFRIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Convertible Preferred Stock, Series B

The Company has 20,000,000 authorized shares of $0.0001 par value Series B Convertible Preferred Stock (“Series B Preferred Stock”). The Series B Preferred Stock accrues dividends equal to 1.5% of the Company’s revenues per quarter, beginning on January 1st of any calendar year in which the Company has generated revenue over $1 million, and an additional 6% of the Company’s net income beginning on January 1st of any calendar year in which the Company has generated net income over $2 million. The dividends are payable at the discretion of the Company, provided that any unpaid dividends accrue until paid. The Series B Preferred Stock includes a liquidation preference equal to $0.0001 per share, plus any accrued and unpaid dividends. The Series B Preferred Stock is convertible, at the option of the holder into shares of the Company’s Class A Common Stock, with five business days’ notice into 10% of the total number of then issued and outstanding shares of Class A Common Stock, provided that no conversion will take place until all holders of the Series B Preferred Stock consent to such conversion. The Series B Preferred Stock has limited voting rights, relating solely to matters which adversely affect the rights of the Series B Preferred Stock holders. The Company shall reserve and keep available out of its authorized but unissued shares of Class A Common Stock such number of shares sufficient to effect the conversions.

Common Stock, Class A

The Company has 1 billion authorized shares of $0.0001 par value Class A Common Stock.

Stock Distribution

On November 21, 2013, Epazz, Inc. distributed 345,610,950 shares of the class A common stock of the Company among Epazz, Inc.’s shareholders pursuant to the spin-off of the Company from Epazz, Inc. Each shareholder of record on September 15, 2013 was issued one share of Z Fridge, Inc. class A common stock for each share of Epazz, Inc. class A common stock owned by the shareholder. A total of 297,385,702 of these shares were issued to related parties representing approximately 86% of the total shares issued.

Convertible Common Stock, Class B

The Company has 60,000,000 authorized shares of $0.0001 par value Convertible Class B Common Stock, convertible at the option of the holder into shares of the Company’s Class A Common Stock on a 1:1 basis. The Convertible Class B Common Stock carries preferential voting rights of 2,000 votes to each Class A Common Stock vote (2,000:1). The Company shall reserve and keep available out of its authorized but unissued shares of Class A Common Stock such number of shares sufficient to effect the conversions. No shares of Class B Common Stock have been issued to date.

Share Issuance

On January 13, 2015, the Company issued 20,000,000 shares of Series A Preferred Stock to Shaun Passley, the president of the company for management services. The total fair value of the Series A Preferred stock was $70,654 based on an independent valuation on the date of grant.

On January 13, 2015, the Company issued 16,000,000 shares of Series B Preferred Stock to Epazz, Inc. a corporation controlled by the president of the company for offices services. The total fair value of the Series B Preferred Stock was $9,661 based on an independent valuation on the date of grant.

On January 13, 2015, the Company issued 1,998,000 shares of Series B Preferred Stock to GG Mars Capital Inc. a related party for financing services. The total fair value of the Series B Preferred Stock was $1,206 based on an independent valuation on the date of grant.

On January 13, 2015, the Company issued 1,998,000 shares of Series B Preferred Stock to Star Financial Corporation a related party for financing services. The total fair value of the Series B Preferred Stock was $1,206 based on an independent valuation on the date of grant.

On January 13, 2015, the Company issued 4,000 shares of Series B Preferred Stock to Craig Passley a related party for management services. The total fair value of the Series B Preferred Stock was $2 based on an independent valuation on the date of grant.

 On January 13, 2015, the Company issued 60,000,000 shares of Class B Common Stock to Shaun Passley, the president of the company for product development services. The total fair value of the Class B Common Stock was $5,827 based on an independent valuation on the date of grant.

FLEXFRIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the period from March 3, 2013 (Inception) through March 31, 2015, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At March 31, 2015, the Company had approximately $123,166 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2034.

The components of the Company’s deferred tax asset are as follows:

	March 31,	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carry forwards	$(34,609)	$(30,116)

Net deferred tax assets before valuation allowance	12,113	$10,541
Less: Valuation allowance	(12,113)	(10,541)
Net deferred tax assets	$–	$–

Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at March 31, 2015.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

March 31,
2015

Federal and state statutory rate	35%
Change in valuation allowance on deferred tax assets	(35)%

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 8 – Subsequent Events

There were no subsequent events

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS", "PROJECTS", "ESTIMATES", "PLANS", "MAY INCREASE", "MAY FLUCTUATE" AND SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS "SHOULD", "WOULD", "MAY" AND "COULD" ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISK FACTORS." ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS, EXCEPT AS PROVIDED BY LAW. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO March 31, 2015. AS USED HEREIN, THE “COMPANY,” “FLEXFRIDGE,” “WE,” “US,” “OUR” AND WORDS OF SIMILAR MEANING REFER TO FLEXFRIDGE, INC., UNLESS OTHERWISE STATED, OR THE CONTEXT SUGGESTS OTHERWISE.

BUSINESS OVERVIEW

FlexFridge is a Patent Pending foldable mini-fridge. FlexFridge was designed to allow students, campers, hotels and businesses to have a big mini-fridge in their dorm rooms, RVs, hotel rooms, or offices. FlexFridge is easy to transport and is easy to setup.

Product Development

The concept of FlexFridge was conceived on March 2011. The concept was that people needed a better way to transport mini-fridges. Dr. Passley believed that a flexible refrigerator would allow people to transport the mini-fridges much easier than before. Dr. Passley filed a provisional patent in August 2011. Below is the summary of the invention.

The flexible refrigerator may be folded up and stored when not in use and may be inflated with air in a useable second position. The flexible refrigerator may have an interior for storing beverages and/or food while in the useable position.  A separating wall within the interior of the device may allow the user to obtain two different temperature zones.  A plurality of holes on the exterior surface of the device may allow the flow of air from the exterior of the refrigerator to the interior of the device.

An advantage of the present device is to provide a flexible refrigerator which is easy to transport. Yet another advantage of the present device is to provide a flexible refrigerator which is easy to store. And advantage of the present device is to provide a flexible refrigerator which is environmentally friendly. Still another advantage of the present device is to provide a flexible refrigerator which can be molded to fit the contents for which the device stores. Yet another advantage of the present device is that the device may have an interior having multiple temperature zones.

The initial prototype was a bag at the end of a cooling device in order to store the food when it was expanded and collapse the bag when it was empty. The problem with the initial prototype, was it used a zip in order to closed the bag. The initial prototype was functional, however, it was not cold enough to store milk products. Dr. Passley hired an industrial designer in order to design a better FlexFridge in September 2011. The design was completed in October 2011. Dr. Passley then hired an engineering firm in order to develop the FlexFridge. Dr. Passley filed the provisional patent for the new design in February 2013.  In March 2013, FlexFridge, Inc. previously known as Cooling Technology Solutions, Inc. as a wholly-owned subsidiary of Epazz, Inc. Epazz, Inc. filed a non-provisional patent on FlexFridge in February 26, 2014.  This filing made FlexFridge a patent pending technology with a serial number of 14/190,683. FlexFridge has identified a manufacturing partner to produce the fridges. The company expects to sign the manufacturing agreement in the first or second quarter of 2015. The company expects to be producing the product in the second or third quarter of 2015.

Business Model

The Company will solicit businesses and colleges to enter into a revenue sharing agreement in order to share in the rental fees for mini-fridges guests or students during their visit. The Company will maintain ownership of the mini-fridges at each business location. The commercial version of FlexFridge will be more durable than the consumer version. The commercial version will have a tracking system to keep track of the rental.

The consumer version will be sold outright or will be leased through the company’s website. The Company believes that many users of the fridge would only need the fridge for a short period of time, a few days or a whole school year which is about 9 months. The consumer will rent the fridge through the company’s website, provide a deposit for the fridge, the company will ship the fridge to the consumer and at the end of the rental period, the consumer will send back the fridge. The Company will then refund the deposit minus the rental fee. The company has already received some interest from the public.

PLAN OF OPERATION

During the next twelve months, we plan to develop our Project Flex product, which consists of a patent pending foldable mini-fridge that has yet to be developed, and continue to pursue growth through additional acquisitions. We believe we can satisfy our cash requirements for the next three months with our current cash on hand and revenues generated from our operations. As such, continuing operations and completion of our plan of operation are contingent on finding additional sources of capital. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Even without significant revenues or additional funding within the next several months, we still anticipate being able to continue with our present activities, but we may require financing to potentially achieve our goals of growing our operations and increasing our revenues.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2015, AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2014:

	For the Three Months Ended
	March 31,		Increase /
	2015	2014	(Decrease)
Revenues	$–	$–	$–

General and Administrative	3,713	45	3,668
Salaries and Wages	88,557	–	88,557
Patent Related Expenses	780	14,450	(13,670)

Total Operating Expenses	93,050	14,495	78,555

Net Operating Loss	(93,050)	(14,495)	(78,555)

Total Other Income (Expense)	–	–	–

Net Loss	$(93,050)	$(14,495)	$(78,555)

Revenues:

For the three months ended March 31, 2015 and March 31, 2014 the company experienced no revenue. The company is currently in the development stage.

General and Administrative:

General and administrative expenses increased to $3,713 for the three months ended March 31, 2015 as compared to $45 for the first quarter of 2014. The increase in general and administrative expense is due to an increase in professional costs.

Salaries and Wages:

Salaries and wages for the three months ended March 31, 2015 of $88,557 are for outsourced management costs paid through the issuance of capital stock.

Patent Related Expenses:

The company incurred Patent related expenses in the three months ended March 31, 2014 of $14,450. Additional Patent related expenses of $780 were incurred in the first quarter of 2015. These costs were paid for through a non-cash advance from Epazz, Inc. Additional patent costs are not expected.

Net Operating Loss:

Total operating expenses for the three months ended March 31, 2015 were $93,050, compared to $14,450 for the three months ended March 31, 2014, an increase of $78,555. The company had net operating losses of $93,050, compared to $14,495 for the three months ended March 31, 2014, an increase of $78,555. The increase in operating loss was due to outsourced management costs.

Other Income (Expense):

The company did not incur other income or expense during the three months ended March 31, 2015 or March 31, 2014, respectively.

Net Loss:

The company had a net loss of $93,050 for the three months ended March 31, 2015, as compared to $14,495 for the three months ended March 31, 2014, an increase of $78,555. The increase in net loss was due to outsourced management costs.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity (deficit) and working capital at March 31, 2015 compared to December 31, 2014.

	March 31,	December 31,
	2015	2014
Total Assets	$107	$20

Total Liabilities	$34,716	$30,136

Accumulated (Deficit)	$(123,166)	$(30,116)

Stockholders’ Equity	$(34,609)	$(30,116)

Working Capital	$(34,609)	$(30,116)

The company had total current assets of $107 as of March 31, 2015, consisting of cash. The company had total current assets of $20 as of December 31, 2014, consisting of cash.

Total liabilities as of March 31, 2015 and December 31, 2014 were $34,716 and $30,136, respectively. Total liabilities for each of the periods consisted of advances from an affiliate, Epazz, Inc. The company had no other liabilities.

The company had working capital of $(34,609) and a total accumulated deficit of $123,166 as of March 31, 2015.

The company had net cash provided by operating activities of $87 for the three months ended March 31, 2015. During the first quarter 2015, the company incurred professional fees and patent expenses of $3,500 and $780, respectively, which were paid through an affiliate advance. Stock based compensation were incurred of $88,557 was incurred during the March 31, 2015 period, which were paid through the issuance of capital stock. These costs were incurred as non-cash activity in exchange for issuing preferred stock of $82,730 and common stock of $5,826.

The company had net cash used for operations of $45 during the three months ended March 31, 2014. The net loss for the 2014 period of $14,495 was adjusted for operating related expenses of $14,450, which were paid by an advance from Epazz, Inc., an affiliate.

The company did not incur expenditures for investing activities during the three months ended March 31, 2015 or March 31, 2014.

The company did not incur financing activities during the three months ended March 31, 2015 or 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(c) and 15d – 15(e)). Based upon that evaluation, our principal executive officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure.

Inherent Limitations of Internal Controls

Our Principal Executive Officer does not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, other than those stated above, during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following sales of equity securities by the Company occurred during the three month period ended March 31, 2015:

The Company claims an exemption from registration afforded by Section 3(a)(10) of the Securities Act of 1933, as amended (the “Act”), for the above conversions, as the securities were exchanged by the Company in exchange for securities, claims, or property interests, and not for cash and Section 4(2) of the Act for the issuances as the issuances did not involve a public offering, the recipients took the securities for investment and not resale, the Company took appropriate measures to restrict transfer, and the recipients are (a) “accredited investors”; or (b) have access to similar documentation and information as would be required in a Registration Statement under.

The Company claims an exemption from registration afforded by Section 3(a)(9) of the Securities Act of 1933, as amended (the “Act”), for the above conversions, as the securities were exchanged by the Company with its existing security holders exclusively in transactions where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange and Section 4(2) of the Act for the issuances as the issuances did not involve a public offering, the recipients took the securities for investment and not resale, the Company took appropriate measures to restrict transfer, and the recipients are (a) “accredited investors”; or (b) have access to similar documentation and information as would be required in a Registration Statement under.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

ITEM 4. MINE SAFETY DISCLOSURES

Mine safety disclosures are not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBIT

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
1.1	Articles of Incorporation**
1.2	Amendment of Articles**
1.3	Bylaws of FlexFridge, Inc.**
23.1	Consent **
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Labels Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

______________

* To be filed by amendment.

** Previously filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLEXFRIDGE, INC.

DATED: October 9, 2015	By: /s/ Shaun Passley
Shaun Passley, Ph.D.
Chief Executive Officer (Principal Executive Officer), President, Chief Financial Officer (Principal Accounting Officer), and Director

