Form 10-Q
period 2015-06-30
FlexFridge, Inc.
filed 2015-10-09
CIK 1630391

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes [_] No [X]

The number of shares of the issuer’s Class A common stock outstanding as of October 7, 2015, was 345,610,950 shares, par value $0.01 per share.

FLEXFRIDGE, INC.

FORM 10-Q

Quarterly Period Ended June 30, 2015

PART II. OTHER INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FLEXFRIDGE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
Assets	(Unaudited)
Current assets:
Cash	$172	$20
Total current assets	172	20

Total assets	$172	$20

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Payable to affiliate	$34,826	$30,136
Total current liabilities	34,826	30,136
Total liabilities	34,826	30,136

Stockholders' equity (deficit):
Convertible preferred stock, Series A, $0.0001 par value, 20,000,000 shares authorized, 20,000,000 and 0 shares issued and outstanding, respectively	2,000	–
Convertible preferred stock, Series B, $0.0001 par value, 20,000,000 shares authorized, 20,000,000 and 0 shares issued and outstanding, respectively	2,000	–
Common stock, Class A, $0.0001 par value, 1,000,000,000 shares authorized, 345,610,950 shares issued and outstanding	34,561	34,561
Common stock, Class B, $0.0001 par value, 60,000,000 shares authorized, 60,000,000 and 0 shares issued and outstanding, respectively	6,000	–

Additional paid in capital	43,996	(34,561)
Accumulated deficit	(123,211)	(30,116)
Total stockholders' equity	(34,654)	(30,116)

Total liabilities and stockholders' equity (deficit)	$172	$20

See accompanying notes to consolidated financial statements.

FLEXFRIDGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue	$–	$–	$–	$–

Expenses:
General and administrative	45	45	3,758	90
Salaries and wages	–	–	88,557	–
Patent Related Expenses	–	11,111	780	25,561
Total operating expenses	45	11,156	93,095	25,651
Net operating loss	(45)	(11,156)	(93,095)	(25,651)

Net loss	$(45)	$(11,156)	$(93,095)	$(25,651)

Weighted average number of common shares outstanding - basic and fully diluted	345,610,950	345,610,950	345,610,950	345,610,950

Net loss per share - basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See accompanying notes to consolidated financial statements.

FLEXFRIDGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months
	Ended June 30,
	2015	2014
Cash flows from operating activities
Net loss	$(93,095)	$(25,651)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	88,557	–
Decrease (increase) in assets:
Increase (decrease) in liabilities:
Accounts payable – related party	4,690	–
Net cash provided by (used in) operating activities	152	(90)

Cash flows from investing activities
Net cash used in investing activities	–	–

Cash flows from financing activities
Net cash provided by financing activities	–	–

Net increase (decrease) in cash	152	(90)
Cash - beginning	20	100
Cash - ending	$172	$10

Supplemental disclosures:
Interest paid	$–	$–
Income taxes paid	$–	$–

See accompanying notes to consolidated financial statements.

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

Cash and Cash Equivalents

FlexFridge maintains cash balances in non-interest-bearing transaction accounts, which do not currently exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents on hand at June 30, 2015 or December 31, 2014.

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

Patent Rights and Applications

Patent rights and applications costs include the acquisition costs and costs incurred for the filing of patents. Patent rights and applications are amortized on a straight-line basis over the legal life of the patent rights beginning at the time the patents are approved. Patent costs for unsuccessful patent applications are expensed when the application is terminated. We elected to expense our patent costs, which totaled $27,641 for the period from March 4, 2013 (Inception) through June 30, 2014.

FLEXFRIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Stock-Based Compensation

The Company adopted FASB guidance on stock based compensation upon inception on March 3, 2013. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, are to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. In January 2015, the company issued 20,000,000 shares of Series A Preferred Stock for $70,654, 20,000,000 shares of Series B Preferred Stock for $12,076 and 60,000,000 shares of Class B Common Stock for $5,827 for services rendered.

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

The assessment of the Company’s tax position relies on the judgment of management to estimate the exposures associated with the Company’s various filing positions. As of June 30, 2015 and December 31, 2014, the Company had no uncertain tax positions.

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

FLEXFRIDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of $(123,211), as of June 30, 2015. The Company’s current liabilities exceeded its current assets by $34,654. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Shares of Class B Common Stock Issued to Related Parties Pursuant to a Services Rendered

 On January 13, 2015, the Company issued 60,000,000 shares of Class B Common Stock to Shaun Passley, the president of the company for product development services. The total fair value of the Class B Common Stock was $5,827 based on an independent valuation on the date of grant.

Shares of Series A Preferred Stock Issued to Related Parties Pursuant to a Services Rendered

On January 13, 2015, the Company issued 20,000,000 shares of Series A Preferred Stock to Shaun Passley, the president of the company for management services. The total fair value of the Series A Preferred stock was $70,654 based on an independent valuation on the date of grant.

Shares of Series B Preferred Stock Issued to Related Parties Pursuant to a Services Rendered

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

The following schedule summarizes the valuation of financial instruments at fair value on a non-recurring basis in the balance sheets as of December 31, 2014 and June 30, 2015, respectively:

	Fair Value Measurements at December 31, 2014
	Level 1	Level 2	Level 3
Assets
Cash	$20	$–	$–
Intercompany accounts receivable, related parties	–	–	–
Total assets	20	–	–
Liabilities
Intercompany accounts payable, related parties	–	30,136	–
Total Liabilities	–	30,136	–
Total	$20	$(30,136)	$–

	Fair Value Measurements at June 30, 2015
	Level 1	Level 2	Level 3
Assets
Cash	$172	–	$–
Intercompany accounts receivable, related parties	–	–	–
Total assets	172	–	–
Liabilities
Intercompany accounts payable, related parties	–	34,826	–
Total Liabilities	–	34,826	–
Total	$172	$(34,826)	$–

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the period from March 3, 2013 (Inception) through June 30, 2015.

Level 2 liabilities consist of intercompany debt arrangements. No fair value adjustment was necessary during the period from March 3, 2013 (Inception) through June 30, 2015.

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

For the period from March 3, 2013 (Inception) through June 30, 2015, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At June 30, 2015, the Company had approximately $34,654 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2034.

The components of the Company’s deferred tax asset are as follows:

	June 30,	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carry forwards	$(34,654)	$(30,116)

Net deferred tax assets before valuation allowance	12,129	$10,541
Less: Valuation allowance	(12,129)	(10,541)
Net deferred tax assets	$–	$–

Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at June 30, 2015.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	June 30,	December 31,
	2015	2014

Federal and state statutory rate	35%	35%
Change in valuation allowance on deferred tax assets	(35)%	(35)%

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 8 – Subsequent Events

There were no subsequent events.

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

The initial prototype was a bag at the end of a cooling device in order to store the food when it was expanded and collapse the bag when it was empty. The problem with the initial prototype, was it used a zip in order to closed the bag. The initial prototype was functional, however, it was not cold enough to store milk products. Dr. Passley hired an industrial designer in order to design a better FlexFridge in September 2011. The design was completed in October 2011. Dr. Passley then hired an engineering firm in order to develop the FlexFridge. Dr. Passley filed the provisional patent for the new design in February 2013.  In March 2013, FlexFridge, Inc. previously known as Cooling Technology Solutions, Inc. as a wholly-owned subsidiary of Epazz, Inc. Epazz, Inc. filed a non-provisional patent on FlexFridge in February 26, 2014.  This filing made FlexFridge a patent pending technology with a serial number of 14/190,683. FlexFridge has identified a manufacturing partner to produce the fridges. The company expects to sign the manufacturing agreement in the fourth quarter of 2015. The company expects to be producing the product in the first or second quarter of 2016.

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

RESULTS OF OPERATIONS FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2015, AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2014:

	For the Six Months Ended
	June 30,	June 30,	Increase /
	2015	2014	(Decrease)
Revenues	$–	$–	$–

General and Administrative	3,758	90	3,668
Salaries and Wages	88,557	–	88,557
Patent Related Expenses	780	25,561	(24,781)

Total Operating Expenses	93,095	25,651	67,444

Net Operating Loss	(93,095)	(25,651)	(67,444)

Total Other Income (Expense)	–	–	–

Net Loss	$(93,095)	$(25,651)	$(67,444)

Revenues:

The company experienced no revenue for neither the six months ended June 30, 2015 or June 30, 2014. The company is currently in the development stage.

General and Administrative:

General and administrative expenses increased to $3,758 for the six months ended June 30, 2015 as compared to $90 for the same 2014 period. The increase in general and administrative expense is due to an increase in professional costs. General and administrative expenses were $45 for both the quarter June 30, 2015 and the respective 2014 period.

Salaries and Wages:

Salaries and wages for the six months ended June 30, 2015 of $88,557 are for outsourced management costs paid through the issuance of capital stock.

Patent Related Expenses:

The company incurred Patent related expenses in the six months ended June 30, 2014 of $25,561. Additional Patent related expenses of $780 were incurred in the six months ended June 30, 2015. These costs were paid for through a non-cash advance from Epazz, Inc. The company did not incur patent related expenses during the quarter ended June 30, 2015. Patent related expenses were $11,111 during the quarter ended June 30, 2014. Additional patent costs are not expected.

Net Operating Loss:

Total operating expenses for the six months ended June 30, 2015 were $93,095, compared to $25,651 for the six months ended June 30, 2014, an increase of $67,444. The company had net operating losses of $93,095, compared to $25,651 for the six months ended June 30, 2014, an increase of $67,444. The increase in operating loss was due to outsourced management costs incurred during the 2015 period.

Net operating loss for the quarter ended June 30, 2015 was $45 as compared to $11,156 for the same 2014 period. The higher 2014 operating loss is associated with patent related costs of $11,111 incurred in the quarter ended June 30, 2014.

Other Income (Expense):

The company did not incur other income or expense during the three and six months ended June 30, 2015 or June 30, 2014, respectively.

Net Loss:

The company had a net loss of $93,095 for the six months ended June 30, 2015, as compared to $25,651 for the six months ended June 30, 2014, an increase of $67,444. The increase in net loss was due to outsourced management costs incurred during the 2015 period.

Net loss for the quarter ended June 30, 2015 was $45 as compared to $11,156 for the same 2014 period. The higher 2014 loss is associated with patent related costs of $11,111 incurred in the quarter ended June 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity (deficit) and working capital at June 30, 2015 compared to December 31, 2014.

	June 30,	December 31,
	2015	2014
Total Assets	$172	$20

Total Liabilities	$34,826	$30,136

Accumulated (Deficit)	$(123,211)	$(30,116)

Stockholders’ Equity	$(34,654)	$(30,116)

Working Capital	$(34,654)	$(30,116)

The company had total current assets of $172 as of June 30, 2015, consisting of cash. The company had total current assets of $20 as of December 31, 2014, consisting of cash.

Total liabilities as of June 30, 2015 and December 31, 2014 were $34,826 and $30,136, respectively. Total liabilities for each of the periods consisted of advances from an affiliate, Epazz, Inc. The company had no other liabilities.

The company had working capital of $(34,654) and a total accumulated deficit of $123,211 as of June 30, 2015.

The company had net cash provided by operating activities of $152 for the six months ended June 30, 2015. During the 2015 period, the company incurred professional fees and patent expenses of $3,500 and $780, respectively, which were paid through an affiliate advance. Stock based compensation was incurred of $88,557 during the six months ended June 30, 2015 period, which were paid through the issuance of capital stock. These costs were incurred as non-cash activity in exchange for issuing preferred stock of $82,730 and common stock of $5,826.

The company had net cash used for operations of $90 during the six months ended June 30, 2014. The net loss for the 2014 period of $25,651 was adjusted for operating related expenses of $25,561, which were paid by an advance from Epazz, Inc., an affiliate.

The company did not incur expenditures for investing activities during the six months ended June 30, 2015 or June 30, 2014.

The company did not incur financing activities during the six months ended June 30, 2015 or June 30, 2014.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following sales of equity securities by the Company occurred during the three month period ended June 30, 2015:

None.

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

ITEM 6. EXHIBITS

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

