Form 10-Q
period 2015-09-30
FlexFridge, Inc.
filed 2015-11-16
CIK 1630391

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes [_] No [X]

The number of shares of the issuer’s Class A common stock outstanding as of November 11, 2015, was 345,610,950 shares, par value $0.01 per share.

FLEXFRIDGE, INC.

FORM 10-Q

Quarterly Period Ended September 30, 2015

PART II. OTHER INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FLEXFRIDGE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(Unaudited)
Assets
Current assets:
Cash	$177	$20
Total current assets	177	20

Total assets	$177	$20

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Payable to affiliate	$34,876	$30,136
Total current liabilities	34,876	30,136
Total liabilities	34,876	30,136

Stockholders' equity (deficit):
Convertible preferred stock, Series A, $0.0001 par value, 20,000,000 shares authorized, 20,000,000 and 0 shares issued and outstanding, respectively	2,000	–
Convertible preferred stock, Series B, $0.0001 par value, 20,000,000 shares authorized, 20,000,000 and 0 shares issued and outstanding, respectively	2,000	–
Common stock, Class A, $0.0001 par value, 1,000,000,000 shares authorized, 345,610,950 shares issued and outstanding	34,561	34,561
Common stock, Class B, $0.0001 par value, 60,000,000 shares authorized, 60,000,000 and 0 shares issued and outstanding, respectively	6,000	–

Additional paid in capital	43,996	(34,561)
Accumulated deficit	(123,256)	(30,116)
Total stockholders' equity	(34,699)	(30,116)

Total liabilities and stockholders' equity (deficit)	$177	$20

See accompanying notes to consolidated financial statements.

FLEXFRIDGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue	$–	$–	$–	$–

Expenses:
General and administrative	45	45	3,803	135
Salaries and wages	–	–	88,557	–
Patent Related Expenses	–	11,111	780	26,861
Total operating expenses	45	11,156	93,140	26,996
Net operating loss	(45)	(11,156)	(93,140)	(26,996)

Net loss	$(45)	$(11,156)	$(93,140)	$(26,996)

Weighted average number of common shares outstanding - basic and fully diluted	345,610,950	345,610,950	345,610,950	345,610,950

Net loss per share - basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See accompanying notes to consolidated financial statements.

FLEXFRIDGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months
	Ended September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(93,140)	$(26,996)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation	88,557	27,041

Increase (decrease) in liabilities:
Accounts payable – related party	4,740	–
Net cash provided by (used in) operating activities	157	45

Cash flows from investing activities
Net cash used in investing activities	–	–

Cash flows from financing activities
Net cash provided by financing activities	–	–

Net increase (decrease) in cash	157	45
Cash - beginning	20	20
Cash - ending	$177	$65

Supplemental disclosures:
Interest paid	$–	$–
Income taxes paid	$–	$–

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

Cash and Cash Equivalents

FlexFridge maintains cash balances in non-interest-bearing transaction accounts, which do not currently exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents on hand at September 30, 2015 or December 31, 2014.

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

Patent Rights and Applications

Patent rights and applications costs include the acquisition costs and costs incurred for the filing of patents. Patent rights and applications are amortized on a straight-line basis over the legal life of the patent rights beginning at the time the patents are approved. Patent costs for unsuccessful patent applications are expensed when the application is terminated. We elected to expense our patent costs, which totaled $27,641 for the period from March 4, 2013 (Inception) through September 30, 2015.

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

The assessment of the Company’s tax position relies on the judgment of management to estimate the exposures associated with the Company’s various filing positions. As of September 30, 2015 and December 31, 2014, the Company had no uncertain tax positions.

Recent Accounting Pronouncements

In September 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The new guidance requires that share-based compensation that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards and that could be achieved after an employee completes the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation costs should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on our financial position or results of operations.

In September 2014, the FASB issued ASU No. 2014-10: Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation , to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements of development stage entities. The amendments in this update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, thereby improving financial reporting by eliminating the cost and complexity associated with providing that information. The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public companies, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The adoption of ASU 2014-10 is not expected to have a material impact on our financial position or results of operations.

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of $(123,256), as of September 30, 2015. The Company’s current liabilities exceeded its current assets by $34,699. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The following schedule summarizes the valuation of financial instruments at fair value on a non-recurring basis in the balance sheets as of December 31, 2014 and September 30, 2015, respectively:

	Fair Value Measurements at December 31, 2014
	Level 1	Level 2	Level 3
Assets
Cash	$20	$–	$–
Intercompany accounts receivable, related parties	–	–	–
Total assets	20	–	–
Liabilities
Intercompany accounts payable, related parties	–	30,136	–
Total Liabilities	–	30,136	–
Total	$20	$(30,136)	$–

	Fair Value Measurements at September 30, 2015
	Level 1	Level 2	Level 3
Assets
Cash	$177	$–	$–
Intercompany accounts receivable, related parties	–	–	–
Total assets	177	–	–
Liabilities
Intercompany accounts payable, related parties	–	34,876	–
Total Liabilities	–	34,876	–
Total	$177	$(34,876)	$–

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the period from December 31, 2014 through September 30, 2015.

Level 2 liabilities consist of intercompany debt arrangements. No fair value adjustment was necessary during the period from December 31, 2014 through September 30, 2015.

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

For the period from March 3, 2013 (Inception) through September 30, 2015, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At September 30, 2015, the Company had approximately $34,699 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2034.

The components of the Company’s deferred tax asset are as follows:

	September 30,	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carry forwards	$(34,699)	$(30,116)

Net deferred tax assets before valuation allowance	12,145	$10,541
Less: Valuation allowance	(12,145)	(10,541)
Net deferred tax assets	$–	$–

Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at September 30, 2015.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	September 30,		December 31,
	2015		2014
Federal and state statutory rate	35%		35%
Change in valuation allowance on deferred tax assets	(35%	)	(35%	)

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015, AS COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014:

	For the Three Months Ended
	September 30,	September 30,	Increase /
	2015	2014	(Decrease)
Revenues	$–	$–	$–

General and Administrative	45	45	–
Salaries and Wages	–	–	–
Patent Related Expenses	–	11,111	(11,111)

Total Operating Expenses	45	11,156	(11,111)

Net Operating Loss	(45)	(11.156)	(11,111)

Total Other Income (Expense)	–	–	–

Net Loss	$(45)	$(11.156)	$(11,111)

	For the Nine Months Ended
	September 30,	September 30,	Increase /
	2015	2014	(Decrease)
Revenues	$–	$–	$–

General and Administrative	3,803	135	3,668
Salaries and Wages	88,557	–	88,557
Patent Related Expenses	780	26,861	(26,081)

Total Operating Expenses	93,140)	26,996	66,144

Net Operating Loss	(93,140)	(26,996)	(66,144)

Total Other Income (Expense)	–	–	–

Net Loss	$(93,140)	$(26,996)	$(66,144)

Revenues:

The company experienced no revenue for neither the nine months ended September 30, 2015 or September 30, 2014.

General and Administrative:

General and administrative expenses increased to $3,803 for the nine months ended September 30, 2015 as compared to $135 for the same 2014 period. The increase in general and administrative expense is due to an increase in professional costs. General and administrative expenses were $45 for both the quarter September 30, 2015 and the respective 2014 period.

Salaries and Wages:

Salaries and wages for the nine months ended September 30, 2015 of $88,557 are for outsourced management costs paid through the issuance of capital stock.

Patent Related Expenses:

The company incurred Patent related expenses in the nine months ended September 30, 2014 of $26,861. Additional Patent related expenses of $780 were incurred in the nine months ended September 30, 2015. These costs were paid for through a non-cash advance from Epazz, Inc. The company did not incur patent related expenses during the quarter ended September 30, 2015. Patent related expenses were $11,111 during the quarter ended September 30, 2014. Additional patent costs are not expected.

Net Operating Loss:

Total operating expenses for the nine months ended September 30, 2015 were $93,140, compared to $26,996 for the nine months ended September 30, 2014, an increase of $66,279. The company had net operating losses of $93,140, compared to $26,996 for the nine months ended September 30, 2014, an increase of $66,144. The increase in operating loss was due to outsourced management costs incurred during the 2015 period.

Net operating loss for the quarter ended September 30, 2015 was $45 as compared to $11,156 for the same 2014 period. The higher 2014 operating loss is associated with patent related costs of $11,111 incurred in the quarter ended September 30, 2014.

Other Income (Expense):

The company did not incur other income or expense during the three and nine months ended September 30, 2015 or September 30, 2014, respectively.

Net Loss:

The company had a net loss of $93,140 for the nine months ended September 30, 2015, as compared to $26,996 for the nine months ended September 30, 2014, an increase of $66,144. The increase in net loss was due to outsourced management costs incurred during the 2015 period.

Net loss for the quarter ended September 30, 2015 was $45 as compared to $11,156 for the same 2014 period. The higher 2014 loss is associated with patent related costs of $11,111 incurred in the quarter ended September 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ deficit and working capital at September 30, 2015 compared to December 31, 2014.

	September 30,	December 31,
	2015	2014
Total Assets	$177	$20

Total Liabilities	$34,876	$30,136

Accumulated Deficit	$(123,256)	$(30,116)

Stockholders’ Deficit	$(34,699)	$(30,116)

Working Capital	$(34,699)	$(30,116)

The company had total current assets of $177 as of September 30, 2015, consisting of cash. The company had total current assets of $20 as of December 31, 2014, consisting of cash.

Total liabilities as of September 30, 2015 and December 31, 2014 were $34,876 and $30,136, respectively. Total liabilities for each of the periods consisted of advances from an affiliate, Epazz, Inc. The company had no other liabilities.

The company had working capital of $(34,699) and a total accumulated deficit of $123,256 as of September 30, 2015.

The company had net cash provided by operating activities of $157 for the nine months ended September 30, 2015. During the 2015 period, the company incurred professional fees and patent expenses of $3,500 and $780, respectively, which were paid through an affiliate advance. Stock based compensation was incurred of $88,557 during the nine months ended September 30, 2015 period, which were paid through the issuance of capital stock. These costs were incurred as non-cash activity in exchange for issuing preferred stock of $82,730 and common stock of $5,826.

The company had net cash used for operations of $45 during the nine months ended September 30, 2014. The net loss for the 2014 period of $26,996 was adjusted for non-cash expenses of $27,041.

The company did not incur expenditures for investing activities during the nine months ended September 30, 2015 or September 30, 2014.

The company did not incur financing activities during the nine months ended September 30, 2015 or September 30, 2014.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following sales of equity securities by the Company occurred during the three month period ended September 30, 2015:

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

None.

ITEM 4. MINE SAFETY DISCLOSURES

Mine safety disclosures are not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
1.1	Articles of Incorporation*
1.2	Amendment of Articles*
1.3	Bylaws of FlexFridge, Inc.*
23.1	Consent *
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Schema Document	X
101.CAL	XBRL Calculation Linkbase Document	X
101.DEF	XBRL Definition Linkbase Document	X
101.LAB	XBRL Labels Linkbase Document	X
101.PRE	XBRL Presentation Linkbase Document	X

______________

* Previously filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EPAZZ, INC.

DATED: November 16, 2015	By: /s/ Shaun Passley
Shaun Passley, Ph.D.
Chief Executive Officer (Principal Executive Officer), President, Chief Financial Officer (Principal Accounting Officer), and Director

