Form 10-K
period 2015-12-31
FlexFridge, Inc.
filed 2016-03-24
CIK 1630391

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

[_]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________ to ______________

Commission file number: 333-139117

FlexFridge, Inc.

(Exact name of registrant as specified in its charter)

Illinois	80-0961484
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

205 W. Wacker Drive. Suite 1320

Chicago, IL 60606

(Address of principal executive offices)

(312) 614-1222

(Registrant's telephone number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B)

OF THE EXCHANGE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G)

OF THE EXCHANGE ACT:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [_] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [_] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [_] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.              [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes [_] No [X]

The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price of such common equity on the Over-The-Counter Bulletin Board as of December 31, 2015 is not available as the company has not begin trading.

The number of shares of the issuer’s Class A common stock outstanding as of March 23, 2016, was 345,610,950 shares, par value $0.01 per share.

FLEXFRIDGE, INC.

FORM 10-K

Fiscal Year Ended December 31, 2015

i

PART I

ITEM 1. BUSINESS

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

All statements in this discussion that are not historical are forward-looking statements. Statements preceded by, followed by or that otherwise include the words "believes", "expects", "anticipates", "intends", "projects", "estimates", "plans", "may increase", "may fluctuate" and similar expressions or future or conditional verbs such as "should", "would", "may" and "could" are generally forward-looking in nature and not historical facts. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives. These factors include, among others, the factors set forth below under the heading "risk factors." Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Most of these factors are difficult to predict accurately and are generally beyond our control. We are under no obligation to publicly update any of the forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as otherwise provided by law. Readers are cautioned not to place undue reliance on these forward-looking statements. References in this form 10-K, unless another date is stated, are to December 31, 2015. As used herein, the “Company,” “FlexFridge,” “we,” “us,” “our” and words of similar meaning refer to FlexFridge, Inc., unless otherwise stated, or the context suggests otherwise.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements include the following:

•	volatility or decline of our stock price;
•	low trading volume and illiquidity of our common stock, and application of the SEC’s penny stock rules;
•	potential fluctuation in quarterly results;
•	our failure to earn revenues;
•	material defaults on monetary obligations owed us, resulting in unexpected losses;
•	dissipation of existing assets and failure to acquire or grow a new business;
•	litigation, disputes and legal claims involving outside parties;
•	risks related to our ability to be listed on a national securities exchange and meeting listing requirements;
•	risks related to our recently announced acquisition, our ability to finance the acquisition;
•	risks associated with our ability to raise necessary capital to continue as a going concern; and
•	other risks set forth below under “risk factors” and included from time to time in our filings with the Commission.

We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. You should consider carefully the statements in “Item 1A. Risk Factors” and other sections of this report, which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements.

Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the United States Securities and Exchange Commission (the “SEC”) which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

Business Overview

The Company was incorporated in the State of Illinois on March 3, 2013 as Cooling Technology Solutions, Inc. (“CTS”), a wholly-owned subsidiary of Epazz, Inc. (“Epazz”), an Illinois corporation. On September 19, 2013, the Company amended its Articles of Incorporation to change the name from Cooling Technology Solutions, Inc. to Z Fridge, Inc. and was renamed FlexFridge, Inc. on May 29, 2014. The Company was formed to develop its Project Flex product which involves the development of a dorm room sized refrigerator. The Company has obtained a non-provisional patent for its intended product design and is moving forward with plans to form strategic alliances to produce and market such products covered by the patent.

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

FlexFridge received a patent on the technology on December 22, 2015. The patent number is US 9217598. On December 29, 2015, Epazz transferred ownership of Patent to FlexFridge for a promissory note of $250,000 for 10 years with a 15% interest rate.

Since the transfer of the patent was a related party transaction the value of patent does not yet display a value on the balance sheet. According to US GAAP, legal costs when defending a patent can be capitalized. Therefore, over time the value of the patent may be realized. A patent is an intangible asset.

On December 22, 2015, United State Patent and Trademark office issued the Foldable Mini-Fridge patent 9,217,598 B2 to Shaun Passley, PhD. Epazz was the assignee of the patent. On December 29, 2015, Epazz transferred the Patent to FlexFridge for a promissory note of $250,000 for 10 years with a 15% interest rate. Since the transfer of the patent was a related party transaction the value of patent remaines at its historical cost of $0. The difference between the fair value of the note and the historical cost of the patent was expensed as a loss on patent acquisition during 2015.

ITEM 1A. RISK FACTORS

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described below and all of the information contained in this report before deciding whether to make an equity investment in our Company. Our business, financial condition or results of operations could be materially adversely affected by these risks if any of them actually occur. Some of these factors have affected our financial condition and operating results in the past or are currently affecting us.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

None.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. MINE SAFETY DISCLOSURES

Mine safety disclosures are not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

The Company's Series A Common Stock is quoted on the OTCQB under the symbol "FLXR” as maintained by the OTC Markets Group Inc.

ITEM 6. SELECTED FINANCIAL DATA

Not required.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

FlexFridge is a patented foldable mini-fridge. FlexFridge was designed to allow students, campers, hotels and businesses to have a big mini-fridge in their dorm rooms, RVs, hotel rooms, or offices. FlexFridge is easy to transport and is easy to setup.

The company contacted several mini fridge manufacturers in order to help bring the product to market.  In our initial contacts, we received interest from four manufacturers. We are in discussions with two of the four on how to best partner to bring the product to market. The second option is to manufacture the product ourselves. The company hired an assistant to contact offshore manufacturers. The company has been working with an engineering service company to source the parts in order to manufacture the product. Based on their estimates, the product can be manufactured in a few months. The engineering service company has already conducted tests on the product. The company has been in contact with UL (Underwriters Laboratories), which is a certification body for consumer products. We are currently exploring the requirements to be UL (Underwriters Laboratories) certified.

The Company has contacted a several hotels to get initial feedback. Based on the information from the engineering service company, we can have the fridges available to the hotels and businesses by the summer of 2016. Our business model for hotels is for them to enter into a revenue sharing agreement in order to share in the rental fees for mini-fridges. The Company will maintain ownership of the mini-fridges at each business location. The commercial version will have a tracking system to keep track of the rental.

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

Advantages of the present device includes providing a flexible refrigerator which is easy to transport, easy to store and environmentally friendly. Other advantages of the present device includes, providing a flexible refrigerator which can be molded to fit the contents for which the device stores as well as multiple compartments and different temperature zones.

The initial prototype was a bag at the end of a cooling device in order to store the food when it was expanded and collapse the bag when it was empty. The problem with the initial prototype, was it used a zip in order to close the bag. The initial prototype was functional, however, it was not cold enough to store milk products. Dr. Passley hired an industrial designer in order to design a better FlexFridge in September 2011. The design was completed in October 2011. Dr. Passley then hired an engineering firm in order to develop the FlexFridge. Dr. Passley filed the provisional patent for the new design in February 2013.  In March 2013, FlexFridge, Inc. previously known as Cooling Technology Solutions, Inc. as a wholly-owned subsidiary of Epazz, Inc. Epazz, Inc. filed a non-provisional patent on FlexFridge in February 26, 2014.  This filing made FlexFridge a patent technology with a serial number of 14/190683. FlexFridge has identified a manufacturing partner to produce the fridges. The company expects to sign the manufacturing agreement in the second quarter of 2016. The company expects to be producing the product in the second or third quarter of 2016. FlexFridge is currently seeking a partner to focus on market development in the consumer and industrial markets.

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

The consumer version will be sold outright or will be leased through the Company’s website. The Company believes that many users of the fridge would only need the fridge for a short period of time, a few days or a whole school year which is about 9 months. The consumer will rent the fridge through the Company’s website, providing a deposit for the fridge. The company will then ship the fridge to the consumer and at the end of the rental period, the consumer will send the fridge back. The Company will then refund the deposit minus the rental fee. The Company has already received some interest from the public.

PLAN OF OPERATION

During the next 12 months, we plan to develop our Project Flex product, which consists of a patent foldable mini-fridge that has yet to be developed, and continue to pursue growth through additional acquisitions. We believe we can satisfy our cash requirements for the next three months with our current cash on hand and revenues generated from our operations. As such, continuing operations and completion of our plan of operation are contingent on finding additional sources of capital. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Even without significant revenues or additional funding within the next several months, we still anticipate being able to continue with our present activities, but we may require financing to potentially achieve our goals of growing our operations and increasing our revenues.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2015, AS COMPARED TO YEAR ENDED DECEMBER 31, 2014:

	For the Year Ended
	December 31,		Increase /
	2015	2014	(Decrease)
Revenues	$–	$–	$–

General and Administrative	3,848	180	3,668
Salaries and Wages	88,557	–	88,557
Patent Related Expenses	780	26,861	(26,081)

Total Operating Expenses	93,185	27,041	66,144

Net Operating Loss	(93,185)	(27,041)	(66,144)

Loss On Patent Acquisition	250,000	–	250,000

Net Loss	$(343,185)	$(27,041)	$(316,144)

Revenues:

The company experienced no revenue for neither the year ended December 31, 2015 or December 31, 2014.

General and Administrative:

General and administrative expenses increased to $3,848 for the year ended December 31, 2015 as compared to $180 for the same 2014 period. The increase in general and administrative expense is due to an increase in professional costs.

Salaries and Wages:

Salaries and wages for the year ended December 31, 2015 of $88,557 are for outsourced management costs paid through the issuance of capital stock. There were no salaries and wages expense during the year ended December 31, 2014.

Patent Related Expenses:

The Company incurred Patent related expenses in the year ended December 31, 2014 of $26,861. Patent related expenses of $780 were incurred in the year ended December 31, 2015. These costs were paid for through a non-cash advance from Epazz, Inc. Additional patent costs are not expected.

Net Operating Loss:

Total operating expenses for the year ended December 31, 2015 were $93,185, compared to $27,041 for the year ended December 31, 2014, an increase of $66,144. The increase in operating loss was due to outsourced management costs incurred during the 2015 period, partly offset by a reduction in patent related costs.

Loss on Patent Acquisition:

The Company incurred a loss on patent acquisition during the year ended December 31, 2015 and 2014 of $250,000 and $0, respectively. The Company purchased patent US 9,217,598 B2 for the FlexFridge product from Epazz, Inc. during the fourth quarter 2015 for a note payable of $250,000. The difference of $250,000 between the note value and patent value was expensed as a loss on patent acquisition during the period.

Net Loss:

The Company had a net loss of $343,185 for the year ended December 31, 2015, as compared to $27,041 for the year ended December 31, 2014, an increase of $316,144. The increase in net loss was due to outsourced management costs incurred during the 2015 period and the expensing of the patent cost purchased from a related party.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ deficit and working capital at December 31, 2015 compared to December 31, 2014.

	December 31,	December 31,
	2015	2014
Total Assets	$112	$20

Total Liabilities	$284,856	$30,136

Accumulated Deficit	$(373,301)	$(30,116)

Total Equity	$(284,744)	$(30,116)

Working Capital	$(284,744)	$(30,116)

The company had total current assets of $112 as of December 31, 2015, consisting only of cash. The company had total current assets of $20 as of December 31, 2014, consisting only of cash.

Total liabilities as of December 31, 2015 and December 31, 2014 were $284,856 and $30,136, respectively. Total liabilities for each of the periods consisted of advances from an affiliate, Epazz, Inc. On December 29, 2015, the Company purchased US Patent 9,217,598 B2 from Epazz, Inc. for a $250,000 10 year, promissory note with an interest rate of 15%.

The company had working capital of $(284,744) and a total accumulated deficit of $373,301 as of December 31, 2015.

The company had net cash provided by operating activities of $92 for the year ended December 31, 2015. During 2015, the company incurred professional fees and patent expenses of $3,683 and $780, respectively, the majority of which were paid through affiliate advances. Stock based compensation was incurred of $88,557 during the year ended December 31, 2015, which were paid through the issuance of capital stock. These costs were incurred as non-cash activity in exchange for issuing preferred stock of $82,730 and common stock of $5,827. During 2015 the Company also had $250,000 in losses from a patent acquisition.

The 2014 net loss of $27,041 was adjusted for non-cash expenses of $26,861.

The company did not incur expenditures or income for investing or financing activities during the years ended December 31, 2015 and 2014.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 8. FINANCIAL STATEMENTS ADD SUPPLEMENTARY DATA

FLEXFRIDGE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Flex Fridge, Inc.

We have audited the accompanying balance sheets of Flex Fridge, Inc. as of December 31, 2015 and 2014 and the related statements of operations, changes in stockholders deficit, and cash flows for the period ended December 31, 2015 and 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Flex Fridge, Inc. as of December 31, 2015 and 2014, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

March 22, 2016

FLEXFRIDGE, INC.

BALANCE SHEETS

	December 31,	December 31,
	2015	2014
Assets
Current assets:
Cash	$112	$20
Total current assets	112	20

Total assets	$112	$20

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts Payable – Related Party	$34,856	$30,136
Total current liabilities	34,856	30,136
Note Payable – Related Party	250,000	–
Total liabilities	284,856	30,136

Stockholders' equity (deficit):
Convertible preferred stock, Series A, $0.0001 par value, 20,000,000 shares authorized, 20,000,000 and 0 shares issued and outstanding, respectively	2,000	–
Convertible preferred stock, Series B, $0.0001 par value, 20,000,000 shares authorized, 20,000,000 and 0 shares issued and outstanding, respectively	2,000	–
Common stock, Class A, $0.0001 par value, 1,000,000,000 shares authorized, 345,610,950 shares issued and outstanding	34,561	34,561
Common stock, Class B, $0.0001 par value, 60,000,000 shares authorized, 60,000,000 and 0 shares issued and outstanding, respectively	6,000	–

Additional paid in capital	43,996	(34,561)
Accumulated deficit	(373,301)	(30,116)
Total stockholders' equity (deficit)	(284,744)	(30,116)

Total liabilities and stockholders' equity (deficit)	$112	$20

See accompanying notes to financial statements.

FLEXFRIDGE, INC.

STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2015	2014
Revenue	$–	$–

Expenses:
General and administrative	3,848	180
Salaries and wages	88,557	–
Patent Related Expenses	780	26,861
Total operating expenses	93,185	27,041
Net operating loss	(93,185)	(27,041)

Loss on Patent Acquisition	(250,000)	–

Net loss	$(343,185)	$(27,041)

Weighted average number of common shares outstanding - basic and fully diluted	345,610,950	345,610,950

Net loss per share - basic and fully diluted	$(0.00)	$(0.00)

See accompanying notes to financial statements.

FLEXFRIDGE, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

	Convertible Preferred Stock, Series A		Convertible Preferred Stock, Series B		Common Stock, Class A		Convertible Common Stock, Class B		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)
Balance, December 31, 2013	–	$–	–	$–	345,610,950	$34,561	–	$–	$(34,561)	$(3,075)	$(3,075)
Net (loss) for the year ended December 31, 2014	–	–	–	–	–	–	–	–	–	(27,041)	(27,041)
Balance, December 31, 2014	–	$–	–	$–	345,610,950	$34,561	–	$–	$(34,561)	$(30,116)	$(30,116)
Shares issued for services, related parties	20,000,000	2,000	20,000,000	2,000	–	–	60,000,000	6,000	78.557	–	88,557
Net (loss) for the year ended December 31, 2015	–	–	–	–	–	–	–	–	–	(343,185)	(343,185)
Balance, December 31, 2015	20,000,000	$2,000	20,000,000	$2,000	345,610,950	$34,561	60,000,000	$6,000	$43,996	$(373,301)	$(284,744)

See accompanying notes to financial statements.

FLEXFRIDGE, INC.

STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2015	2014
Cash flows from operating activities
Net loss	$(343,185)	$(27,041)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation	88,557	26,961
Loss on Patent Acquisition	250,000
Increase (decrease) in liabilities:
Accounts payable – related party	4,720	–
Net cash provided by (used in) operating activities	92	(80)

Cash flows from investing activities
Net cash used in investing activities	–	–

Cash flows from financing activities
Net cash provided by financing activities	–	–

Net increase (decrease) in cash	92	(80)
Cash - beginning	20	100
Cash - ending	$112	$20

Supplemental disclosures:
Interest paid	$–	$–
Income taxes paid	$–	$–

See accompanying notes to financial statements.

Note 1 – Basis of Presentation

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

Cash and Cash Equivalents

FlexFridge maintains cash balances in non-interest-bearing transaction accounts, which do not currently exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents on hand at December 31, 2015 or December 31, 2014.

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

Patent Rights and Applications

FlexFridge acquired a patent on the technology on December 22, 2015. The patent number is US 9,217,598 B2. On December 29, 2015, Epazz transferred ownership of this patent to FlexFridge for a promissory note of $250,000 for 10 years with a 15% interest rate. Since the transfer of the patent was a related party transaction the value of patent included in the balance sheet is at its historical cost of zero. As the fair value of the promissory note exceeded the value of the patent, the difference of $250,000 was recorded as a loss on patent acquisition during the year ended December 31, 2015.

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

The assessment of the Company’s tax position relies on the judgment of management to estimate the exposures associated with the Company’s various filing positions. As of December 31, 2015 and December 31, 2014, the Company had no uncertain tax positions.

Recent Accounting Pronouncements

In September, 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805) (“ASU 2015-16”). Topic 805 requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination, during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the amendments in the Update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years beginning December 15, 2015. The adoption of ASU 2015-016 is not expected to have a material effect on the Company’s financial statements.

In August, 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods with that reporting period.

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest–Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”), which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. It is effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. The Company is currently in the process of evaluating the impact of adoption of ASU 2015-03 on its balance sheets.

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of $(373,301), as of December 31, 2015. The Company’s current liabilities exceeded its current assets by $284,744. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Related Parties

Impairment transaction

On December 29, 2015, the Company entered into a $250,000 10 year, promissory note with an interest rate of 15%, payable to Epazz, Inc. an entity related through common control and ownership for the purchase of US Patent 9,217,598 B2. Total long-term debt outstanding as of December 31, 2015 consists of this note.  There was no long-term debt outstanding as of December 31, 2014. The patent was carried at the cost basis of the patent which is $0 due to the related party nature of this transaction.

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

Shares of Class B Common Stock Issued to Related Parties Pursuant to a Services Rendered

On January 21, 2015, the Company issued 60,000,000 shares of Class B Common Stock to Shaun Passley, the president of the company for product development services. The total fair value of the Class B Common Stock was $5,827 based on an independent valuation on the date of grant.

Shares of Series A Preferred Stock Issued to Related Parties Pursuant to a Services Rendered

On January 21, 2015, the Company issued 20,000,000 shares of Series A Preferred Stock to Shaun Passley, the president of the company for management services. The total fair value of the Series A Preferred stock was $70,654 based on an independent valuation on the date of grant.

Shares of Series B Preferred Stock Issued to Related Parties Pursuant to a Services Rendered

On January 21, 2015, the Company issued 16,000,000 shares of Series B Preferred Stock to Epazz, Inc. a corporation controlled by the president of the company for offices services. The total fair value of the Series B Preferred Stock was $9,661 based on an independent valuation on the date of grant.

On January 21, 2015, the Company issued 1,998,000 shares of Series B Preferred Stock to GG Mars Capital Inc. a related party for financing services. The total fair value of the Series B Preferred Stock was $1,206 based on an independent valuation on the date of grant.

On January 21, 2015, the Company issued 1,998,000 shares of Series B Preferred Stock to Star Financial Corporation a related party for financing services. The total fair value of the Series B Preferred Stock was $1,206 based on an independent valuation on the date of grant.

On January 21, 2015, the Company issued 4,000 shares of Series B Preferred Stock to Craig Passley a related party for management services. The total fair value of the Series B Preferred Stock was $2 based on an independent valuation on the date of grant.

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

The following schedule summarizes the valuation of financial instruments at fair value on a non-recurring basis in the balance sheets as of December 31, 2014 and December 31, 2015, respectively:

	Fair Value Measurements at December 31, 2014
	Level 1	Level 2	Level 3
Assets
Cash	$20	$–	$–
Total assets	20	–	–
Liabilities
Accounts payable, related parties	–	30,136	–
Total Liabilities	–	30,136	–
Total	$20	$(30,136)	$–

	Fair Value Measurements at December 31, 2015
	Level 1	Level 2	Level 3
Assets
Cash	$112	$–	$–
Total assets	112	–	–
Liabilities
Accounts payable - Related Party	–	34,856	–
Long Term Note Payable - Related Party	–	250,000	–
Total Liabilities	–	284,856	–
Total	$112	$(284,856)	$–

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the period from December 31, 2014 through December 31, 2015.

Level 2 liabilities consist of intercompany debt arrangements. No fair value adjustment was necessary during the periods ending December 31, 2014 and December 31, 2015.

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

Convertible Common Stock, Class B

The Company has 60,000,000 authorized and issued shares of $0.0001 par value Convertible Class B Common Stock, convertible at the option of the holder into shares of the Company’s Class A Common Stock on a 1:1 basis. The Convertible Class B Common Stock carries preferential voting rights of 2,000 votes to each Class A Common Stock vote (2,000:1). The Company shall reserve and keep available out of its authorized but unissued shares of Class A Common Stock such number of shares sufficient to effect the conversions.

Share Issuance

On January 21, 2015, the Company issued 20,000,000 shares of Series A Preferred Stock to Shaun Passley, the president of the company for management services. The total fair value of the Series A Preferred stock was $70,654 based on an independent valuation on the date of grant.

On January 21, 2015, the Company issued 16,000,000 shares of Series B Preferred Stock to Epazz, Inc. a corporation controlled by the president of the company for offices services. The total fair value of the Series B Preferred Stock was $9,661 based on an independent valuation on the date of grant.

On January 21, 2015, the Company issued 1,998,000 shares of Series B Preferred Stock to GG Mars Capital Inc. a related party for financing services. The total fair value of the Series B Preferred Stock was $1,206 based on an independent valuation on the date of grant.

On January 21, 2015, the Company issued 1,998,000 shares of Series B Preferred Stock to Star Financial Corporation a related party for financing services. The total fair value of the Series B Preferred Stock was $1,206 based on an independent valuation on the date of grant.

On January 21, 2015, the Company issued 4,000 shares of Series B Preferred Stock to Craig Passley a related party for management services. The total fair value of the Series B Preferred Stock was $2 based on an independent valuation on the date of grant.

On January 21, 2015, the Company issued 60,000,000 shares of Class B Common Stock to Shaun Passley, the president of the company for product development services. The total fair value of the Class B Common Stock was $5,827 based on an independent valuation on the date of grant.

Note 7 – Patent Acquisition

On December 29, 2015, the Company entered into a $250,000 10 year, promissory note with an interest rate of 15%, payable to Epazz, Inc. for the purchase of US Patent 9,217,598 B2. Total long-term debt outstanding as of December 31, 2015 consists of this note. There was no long-term debt outstanding as of December 31, 2014.

Note 8 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the period from March 3, 2013 (Inception) through December 31, 2015, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2015, the Company had approximately $34,744 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2034.

The components of the Company’s deferred tax asset are as follows:

	December 31,	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carry forwards	$(34,744)	$(30,116)

Net deferred tax assets before valuation allowance	12,160	$10,541
Less: Valuation allowance	(12,160)	(10,541)
Net deferred tax assets	$–	$–

Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2015.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	December 31,	December 31,
	2015	2014

Federal and state statutory rate	35%	35%
Change in valuation allowance on deferred tax assets	(35)%	(35)%

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 9 – Subsequent Events

There were no subsequent events.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our executive officers and director and their ages as of March 22, 2016 are as follows:

NAME	AGE	POSITION

Shaun Passley, Ph.D.	37	President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors

Craig Passley	44	Secretary

Set forth below is a brief description of the background and business experience of our executive officers and director.

Shaun Passley, Ph.D.

Shaun Passley, Ph.D. has been the President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors since our inception in March 2013. Dr. Passley obtained his Bachelor’s degree from De Paul University in Finance in 2000, his Master’s Degree from DePaul University in Information Technology in 2006, his MBA from Benedictine University in 2007, Master’s Degree from Northwestern University in Product Development in 2011 and Ph.D. from Benedictine University in 2014. Dr. Passley is a candidate for Masters of Law in Intellectual Property for Northwestern University expected to graduate in 2016. Shaun Passley, Ph.D. holds the position of President of Epazz, Inc., an affiliated company.

Directors Qualifications:

Dr. Passley is a college graduate with one Ph.D. and three master’s degrees in software, information technology and an MBA. Dr. Passley has over 15 years of experience in the software industry.

Craig Passley

Craig Passley has served as our Secretary since March 2013. Since November 2000, Mr. Passley has worked for KB Builders. Mr. Passley obtained his Bachelor’s degree from Bradley University in 1997 and his Master’s Degree from the Keller Graduate School of Management in 2000 and MBA from Lake Forest School of Management in 2008.

Shaun Passley, Ph.D. and Craig Passley are brothers.

The Board of Directors and Committees

Our Board of Directors does not maintain a separate audit, nominating or compensation committee. Functions customarily performed by such committees are performed by our Board of Directors as a whole. Our director is elected annually and holds office until our next annual meeting of the shareholders and until his successors are elected and qualified. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement. Our officers and director may receive compensation as determined by us from time to time by vote of the Board of Directors. Such compensation might be in the form of stock options. Directors may be reimbursed by the Company for expenses incurred in attending meetings of the Board of Directors. Vacancies in the Board are filled by majority vote of the remaining director(s).

Independence of Directors

We are not required to have independent members of our Board of Directors, and do not anticipate having independent directors until such time as we are required to do so.

Involvement in Certain Legal Proceedings

No executive officer or director of the Company has been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No executive officer or director of the Company has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

No current executive officer or director of the Company is the subject of any pending legal proceedings.

Limitation of Liability and Indemnification of Officers and Directors

Under the Illinois Business Corporation Act of 1983, we have the authority to indemnify any person who was or is a party, or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the corporation) by reason of the fact that he or she is or was a director, officer, employee or agent of the Company, or who is or was serving at the request of the Company as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by such person in connection with such action, suit or proceeding, if such person acted in good faith and in a manner he or she reasonably believed to be in, or not opposed to the best interests of the Company, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contendere or its equivalent, shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he or she reasonably believed to be in or not opposed to the best interests of the Company or, with respect to any criminal action or proceeding, that the person had reasonable cause to believe that his or her conduct was unlawful. Provided further that no indemnification shall be made with respect to any claim, issue, or matter as to which such person has been adjudged to have been liable to the Company, unless, and only to the extent that the court in which such action or suit was brought shall determine upon application that, despite the adjudication of liability, but in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses as the court shall deem proper.

Any indemnification by the Company shall be made upon a determination that indemnification of the present or former director, officer, employee or agent is proper in the circumstances because he or she has met the applicable standard of conduct set forth as described above. Such determination shall be made with respect to a person who is a director or officer at the time of the determination: (1) by the majority vote of the directors who are not parties to such action, suit or proceeding, even though less than a quorum, (2) by a committee of the directors who are not parties to such action, suit, or proceeding, even though less than a quorum, designated by a majority vote of the directors, (3) if there are no such directors, or if the directors so direct, by independent legal counsel in a written opinion, or (4) by the shareholders.

Expenses (including attorney's fees) incurred by an officer or director in defending a civil or criminal action, suit or proceeding may be paid by the Company in advance of the final disposition of such action, suit or proceeding upon receipt of an undertaking by or on behalf of the director or officer to repay such amount if it shall ultimately be determined that such person is not entitled to be indemnified by the Company. Such expenses (including attorney's fees) incurred by former directors and officers or other employees and agents may be so paid on such terms and conditions, if any, as the Company deems appropriate.

Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended (the “Securities Act”), may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, FlexFridge has been informed that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Board Committees

Director Independence. The board of directors (consisting solely of Dr. Passley) has analyzed the independence of each director and has concluded that we currently don’t have any directors that are considered independent directors in accordance with the director independence standards of the NYSE Amex Equities.

Audit Committee. Currently, we do not have an audit committee. At this time, the board of directors (consisting solely of Dr. Passley) will perform the necessary functions of an audit committee, such as: recommending an independent registered public accounting firm to audit the annual financial statements; reviewing the independence of the independent registered public accounting firm; review of the financial statements and other required regulatory financial reporting; and reviewing management’s policies and procedures in connection with its internal control over financial reporting.

Additionally, we do not have a financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. However, at such time the Company has the financial resources; a financial expert will be hired.

Compensation Committee. We currently do not have a compensation committee of the board of directors. Until a formal committee is established our board of directors will review all forms of compensation provided to our executive officers, directors, consultants and employees, including stock compensation. The board (consisting solely of Dr. Passley) makes all compensation decisions for the Executives and approves recommendations regarding equity awards to all elected officers of FlexFridge. Decisions regarding the non-equity compensation of other executive officers are made by the board.

Nominating Committee. We do not have a Nominating Committee or Nominating Committee Charter. Our board of directors (consisting solely of Dr. Passley) performs some of the functions associated with a Nominating Committee. We elected not to have a Nominating Committee during the year ended December 31, 2015, in that we had only two officers and one director.

Director Nomination Procedures. Generally, nominees for directors are identified and suggested by the members of the board or management using their business networks. The board has not retained any executive search firms or other third parties to identify or evaluate director candidates in the past and does not intend to in the near future. In selecting a nominee for director, the board or management considers the following criteria:

•	whether the nominee has the personal attributes for successful service on the board, such as demonstrated character and integrity; experience at a strategy/policy setting level; managerial experience dealing with complex problems; an ability to work effectively with others; and sufficient time to devote to the affairs of the Company;

•	whether the nominee has been the chief executive officer or senior executive of a public company or a leader of a similar organization, including industry groups, universities or governmental organizations;

•	whether the nominee, by virtue of particular experience, technical expertise or specialized skills or contacts relevant to the Company’s current or future business, will add specific value as a board member; and

•	whether there are any other factors related to the ability and willingness of a new nominee to serve, or an existing board member to continue his service.

The board or management has not established any specific minimum qualifications that a candidate for director must meet in order to be recommended for board membership. Rather, the board or management will evaluate the mix of skills and experience that the candidate offers, consider how a given candidate meets the board’s current expectations with respect to each such criterion and make a determination regarding whether a candidate should be recommended to the stockholders for election as a director. During 2013, the Company received no recommendation for directors from its stockholders.

Report of the Audit Committee

Our board of directors has reviewed and discussed our audited financial statements for the fiscal year ended December 31, 2015 with senior management. The board of directors has also discussed with M&K CPAS, PLLC, our independent auditors, the matters required to be discussed by the statement on Auditing Standards No. 61 (Communication with Audit Committees) and received the written disclosures and the letter from M&K required by Independence Standards Board Standard No. 1 (Independence Discussion with Audit Committees). The board of directors has discussed with M&K the independence of M&K as our auditors. Finally, in considering whether the independent auditors provision of non-audit services to us is compatible with the auditors’ independence for M&K, our board of directors has recommended that our audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 for filing with the United States Securities and Exchange Commission. Our board of directors did not submit a formal report regarding its findings.

BOARD OF DIRECTORS

Shaun Passley, Ph.D.

Notwithstanding anything to the contrary set forth in any of our previous or future filings under the United States Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate this report in future filings with the Securities and Exchange Commission, in whole or in part, the foregoing report shall not be deemed to be incorporated by reference into any such filing.

ITEM 11. EXECUTIVE COMPENSATION

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

Employment Agreements

COMPENSATION DISCUSSION AND ANALYSIS

Director Compensation

Our Board of Directors, currently consisting solely of Shaun Passley, Ph.D., does not currently receive any consideration for its service as a member of the Board of Directors. The Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

Executive Compensation Philosophy

Our Board of Directors, consisting solely of Dr. Passley, determines the compensation given to our executive officers in its sole determination. Dr. Passley in his capacity as our sole director has the power to set his own compensation, without the required approval of any other individual or shareholder. Additionally, our Board of Directors, currently consisting solely of Dr. Passley, reserves the right to issue our executives shares of Common Stock issued in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance in the future. This package may also include long-term stock based compensation to certain executives which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our Board of Directors has not granted any performance based stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

Incentive Bonus

The Board of Directors may grant incentive bonuses to our executive officers in its sole discretion, if the Board of Directors believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives.

Long-term, Stock Based Compensation

In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy we may award certain executives with long-term, stock-based compensation in the future, in the sole discretion of our Board of Directors, which we do not currently have any immediate plans to award.

Summary Compensation Table

The following table sets forth the compensation of our executive officers for the years ended December 31, 2015, 2014 and 2013, respectively:

			Stock	All Other
Name and Principal Position	Year	Salary	Awards	Compensation	Total
Shaun Passley, Ph.D.,(1)	2015	$-0-	$88,557 (2)	$-0-	$88,557
Chief Executive Officer, Chief Financial Officer,	2014	$-0-	$-0-	$-0-	$-0-
and Chairman of the Board of Directors	2013	$-0-	$-0-	$-0-	$-0-

(1)	The Company had no executive officers who made more than $100,000 in total compensation for the years ended December 31, 2015, 2014 or 2013.
(2)	On January 21, 2015, the Company issued 60,000,000 of Common B Stock, 20,000,000 of Preferred A Stock and 20,000,000 of Preferred B Stock to the Company’s CEO in exchange for management services.

CORPORATE GOVERNANCE

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission (the “SEC”) and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and directors as the Company is not required to do so.

In lieu of an Audit Committee, the Company’s Board of Directors is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company's financial statements and other services provided by the Company’s independent public accountants. The Board of Directors reviews the Company's internal accounting controls, practices and policies.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on March 23, 2016, held by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers. The percentage of beneficial ownership for the following table is based on 345,610,950 shares of Class A Common Stock issued and outstanding, 60,000,000 shares of our Convertible Class B Common Stock issued and outstanding (which each vote 10,000 voting shares), 20,000,000 shares of Series A Convertible Preferred Stock (which are convertible at any time into shares totaling 60% of our outstanding Class A Common Stock) and 20,000,000 shares of Series B Convertible Preferred Stock (which are convertible at any time into shares totaling 10% of our outstanding Class A Common Stock) issued and outstanding as of March 23, 2016.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes (unless footnoted) shares of common stock that the stockholder has a right to acquire within 60 days after March 23, 2016, through the exercise of any option, warrant or other right (including the conversion of the preferred stock). The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options, warrants or other convertible securities into shares of our common stock, unless otherwise stated. Inclusion of shares in the table does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, (i) each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity, and (ii) the address of each person or entity named in the table is c/o FlexFridge, Inc., 205W. Wacker Dr., Suite 1320, Chicago, Illinois 60606.

	Class A		Convertible Class B
	Common Stock		Common Stock
	Number of	% of	Number of	% of	Total Voting
Name of Beneficial Owner(1)	Shares(2)	Class	Shares	Class(3)	Shares
Officers and Directors:
Shaun Passley, CEO, CFO and Director	266,365,364	77%	60,000,000	100%	120,000,000,000
Craig Passley, Secretary	6,001,005	2%	–	–	–
Directors and Officers as a Group (2 persons)	272,366,369	79%	60,000,000	100%	120,000,000,000

	Convertible Series A
	Preferred Stock
	Number of	% of	Class A Common Stock
Name of Beneficial Owner(1)	Shares	Class(4)	Convertible Into
Officers and Directors:
Shaun Passley, CEO, CFO and Director	20,000,000	100%	207,366,570
Craig Passley, Secretary	–	–	–
Directors and Officers as a Group (2 persons)	20,000,000	100%	207,366,570

	Convertible Series B Preferred Stock
Name of Beneficial Owner(1)	Number of Shares	% of Class(5)	Class A Common Stock Convertible Into	Total Voting Power
Officers and Directors:
Shaun Passley, CEO, CFO and Director	16,000,000	80%	27,648,876	120,501,380,810
Craig Passley, Secretary	4,000	*	6,912	6,007,917
Directors and Officers as a Group (2 persons)	16,000,000	80%	27,655,788	120,507,388,727
Holders 5% or more:
GG Mars Capital, Inc.(6)	1,998,000	10%	3,452,653	3,452,653
Star Financial Corporation(6)	1,998,000	10%	3,452,653	3,452,653

(1) Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all securities owned by such person.

(2) Does not include shares of Class A Common Stock issuable upon conversion of outstanding shares of Convertible Class B Common Stock, Convertible Series A Preferred Stock or Convertible Series B Preferred Stock which are reported separately in the table or described in the footnotes below.

(3) Percentage of beneficial ownership is based upon 60,000,000 shares of Convertible Class B Common Stock outstanding as of March 23, 2016. Each share of Convertible Class B Common Stock votes 2,000 voting shares on all shareholder matters and converts at the option of the holder thereof into Class A Common Stock on a one-for-one basis.

(4) Percentage of beneficial ownership is based upon 20,000,000 shares of Convertible Series A Preferred Stock outstanding as of March 23, 2016. The Convertible Series A Preferred Stock does not have any voting rights (other than specifically to matters associated with the Convertible Series A Preferred Stock) and all Convertible Series A Preferred Stock shares are convertible at the option of the holders thereof into 60% of our then outstanding Class A Common Stock.

(5) Percentage of beneficial ownership is based upon 20,000,000 shares of Convertible Series B Preferred Stock outstanding as of March 23, 2016. The Convertible Series B Preferred Stock does not have any voting rights (other than specifically to matters associated with the Convertible Series B Preferred Stock) and all Convertible Series B Preferred Stock shares are convertible at the option of the holders thereof into 10% of our then outstanding Class A Common Stock.

(6) On January 21, 2015, the Company issued 1,998,000 shares of Series B Preferred Stock to GG Mars Capital Inc. a related party for financing services. On January 21, 2015, the Company issued 1,998,000 shares of Series B Preferred Stock to Star Financial Corporation a related party for financing services.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Related Party Debt Financing Arrangements

The company has payable to Epazz, Inc., an affiliate, of $34,856 as of December 31, 2015.

On December 29, 2015, the Company entered into a $250,000 10 year, promissory note with an interest rate of 15%, payable to Epazz, Inc. for the purchase of US Patent 9,217,598 B2.

Related Party Equity Issuances

On January 21, 2015, the Company issued 20,000,000 shares of Series A Preferred Stock to Shaun Passley, the president of the company for management services. The total fair value of the Series A Preferred stock was $70,654 based on an independent valuation on the date of grant.

On January 21, 2015, the Company issued 16,000,000 shares of Series B Preferred Stock to Epazz, Inc. a corporation controlled by the president of the company for offices services. The total fair value of the Series B Preferred Stock was $9,661 based on an independent valuation on the date of grant.

On January 21, 2015, the Company issued 1,998,000 shares of Series B Preferred Stock to GG Mars Capital Inc. a related party for financing services. The total fair value of the Series B Preferred Stock was $1,206 based on an independent valuation on the date of grant.

On January 21, 2015, the Company issued 1,998,000 shares of Series B Preferred Stock to Star Financial Corporation a related party for financing services. The total fair value of the Series B Preferred Stock was $1,206 based on an independent valuation on the date of grant.

On January 21, 2015, the Company issued 4,000 shares of Series B Preferred Stock to Craig Passley a related party for management services. The total fair value of the Series B Preferred Stock was $2 based on an independent valuation on the date of grant.

On January 21, 2015, the Company issued 60,000,000 shares of Class B Common Stock to Shaun Passley, the president of the company for product development services. The total fair value of the Class B Common Stock was $5,827 based on an independent valuation on the date of grant.

Dividends Payable

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees paid or accrued for the audit and other services provided by our independent auditors for 2015 and 2014.

	2015	2014
Audit fees:
M&K CPAS, PLLC	$3,500	$3,500
Audit-related fees:
M&K CPAS, PLLC	–	–
Tax fees:
M&K CPAS, PLLC	–	–
All other fees:	–	–
Total fees paid or accrued to our principal accountant	$3,500	$3,500

We do not have an Audit Committee. Our board of directors acted as the Company's Audit Committee during the fiscal years ended 2015, recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors’ independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls.

Audit Fees: Consist of the aggregate fees, including expenses, billed by the Company's principal accountants for professional services rendered for the audit of the Company's financial statements and for the review of the Company's financial information included in its quarterly reports or services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit Related Fees: Consist of the aggregate fees, including expenses, billed by principal accountants for assurance and related services reasonably related to the performance of the Company's audit or review of the Company's financial statements.

Tax Fees: Consist of the aggregate fees, including expenses, billed by principal accountants for tax compliance, tax advice and tax planning.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
1.1	Articles of Incorporation**
1.2	Amendment of Articles**
1.3	Bylaws of FlexFridge, Inc.**
10.1	Promissory note between FlexFridge and Epazz, Inc.	*
23.1	Consent **
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
101.INS	XBRL Instance Document	*
101.SCH	XBRL Schema Document	*
101.CAL	XBRL Calculation Linkbase Document	*
101.DEF	XBRL Definition Linkbase Document	*
101.LAB	XBRL Labels Linkbase Document	*
101.PRE	XBRL Presentation Linkbase Document	*

______________

*    Filed herewith.

** Previously filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FlexFridge, Inc.

DATED: March 24, 2016	By: /s/ Shaun Passley
Shaun Passley, Ph.D.
Chief Executive Officer (Principal Executive Officer), President, Chief Financial Officer (Principal Accounting Officer), and Director

