Form 10-Q
period 2016-03-31
FlexFridge, Inc.
filed 2016-05-16
CIK 1630391

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Yes [_] No [X]

The number of shares of the issuer’s Class A common stock outstanding as of May 13, 2016, was 345,610,950 shares, par value $0.01 per share.

FLEXFRIDGE, INC.

FORM 10-Q

Quarterly Period Ended March 31, 2016

PART II. OTHER INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FLEXFRIDGE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
Assets	(Unaudited)
Current assets:
Cash	$100	$112
Total current assets	100	112

Total assets	$100	$112

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses – related party	$44,266	$34,856
Total current liabilities	44,266	34,856
Note payable – related party	250,000	250,000
Total liabilities	294,266	284,856

Stockholders' deficit:
Convertible preferred stock, Series A, $0.0001 par value, 20,000,000 shares authorized, 20,000,000 shares issued and outstanding	2,000	2,000
Convertible preferred stock, Series B, $0.0001 par value, 20,000,000 shares authorized, 20,000,000 issued and outstanding	2,000	2,000
Common stock, Class A, $0.0001 par value, 1,000,000,000 shares authorized, 345,610,950 shares issued and outstanding	34,561	34,561
Common stock, Class B, $0.0001 par value, 60,000,000 shares authorized, 60,000,000 shares issued and outstanding	6,000	6,000

Additional paid in capital	43,996	43,996
Accumulated deficit	(382,723)	(373,301)
Total stockholders' deficit	(294,166)	(284,744)

Total liabilities and stockholders' equity (deficit)	$100	$112

See accompanying notes to consolidated financial statements.

FLEXFRIDGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015
Revenue	$–	$–

Expenses:
General and administrative	47	3,713
Salaries and wages	–	88,557
Patent Related Expenses	–	780
Total operating expenses	47	93,050
Net operating loss	(47)	(93,050)

Interest expense	9,375	–

Net loss	$(9,422)	$(93,050)

Weighted average number of common shares outstanding - basic and fully diluted	345,610,950	345,610,950

Net loss per share - basic and fully diluted	$(0.00)	$(0.00)

See accompanying notes to consolidated financial statements.

FLEXFRIDGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months
	Ended March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(9,422)	$(93,050)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation	–	88,557

Increase (decrease) in liabilities:
Accounts payable – related party	35	4,580
Interest payable – related party	9,375	–
Net cash provided by (used in) operating activities	(12)	87

Cash flows from investing activities
Net cash used in investing activities	–	–

Cash flows from financing activities
Net cash provided by financing activities	–	–

Net increase (decrease) in cash	(12)	87
Cash – beginning	112	20
Cash – ending	$100	$107

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

Cash and Cash Equivalents

FlexFridge maintains cash balances in non-interest-bearing transaction accounts, which do not currently exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents on hand at March 31, 2016 or December 31, 2015.

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

Patent rights and applications costs include the acquisition costs and costs incurred for the filing of patents. Patent rights and applications are amortized on a straight-line basis over the legal life of the patent rights beginning at the time the patents are approved. Patent costs for unsuccessful patent applications are expensed when the application is terminated. We elected to expense our patent costs, which totaled $277,641 for the period from March 4, 2013 (Inception) through March 31, 2016.

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

The assessment of the Company’s tax position relies on the judgment of management to estimate the exposures associated with the Company’s various filing positions. As of March 31, 2016 and December 31, 2015, the Company had no uncertain tax positions.

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of $(382,723), as of March 31, 2016. The Company’s current liabilities exceeded its current assets by $44,166. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3 – Related Parties

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

Note 4 – Fair Value of Financial Instruments

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

The following schedule summarizes the valuation of financial instruments at fair value on a non-recurring basis in the balance sheets as of December 31, 2015 and March 31, 2016, respectively:

	Fair Value Measurements at December 31, 2015
	Level 1	Level 2	Level 3
Assets
Cash	$112	$–	$–
Total assets	112	–	–
Liabilities
Accounts payable - related party	–	34,856
Long term note payable - related party	–	250,000	–
Total Liabilities	–	284,856	–
Total	$112	$(284,856)	$–

	Fair Value Measurements at March 31, 2016
	Level 1	Level 2	Level 3
Assets
Cash	$100	$–	$–
Intercompany accounts receivable, related parties	–	–	–
Total assets	100	–	–
Liabilities
Accounts payable - related party	–	44,266
Long term note payable - related party	–	250,000	–
Total Liabilities	–	294,266	–
Total	$100	$(294,266)	$–

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the period from December 31, 2015 through March 31, 2016.

Level 2 liabilities consist of intercompany debt arrangements. No fair value adjustment was necessary during the period from December 31, 2015 through March 31, 2016.

Note 5 – Stockholder’s Equity (Deficit)

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

Share Issuances

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

Note 6 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the period from March 3, 2013 (Inception) through March 31, 2016, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At March 31, 2016, the Company had approximately $44,169 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2034.

The components of the Company’s deferred tax asset are as follows:

	March 31,	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carry forwards	$(44,119)	$(34,744)

Net deferred tax assets before valuation allowance	15,442	$12,160
Less: Valuation allowance	(15,442)	(12,160)
Net deferred tax assets	$–	$–

Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at March 31, 2016.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	March 31,	December 31,
	2016	2015

Federal and state statutory rate	35%	35%
Change in valuation allowance on deferred tax assets	(35)%	(35)%

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 7 – Subsequent Events

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2016, AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2015:

	For the Three Months Ended
	March 31,		Increase /
	2016	2015	(Decrease)
Revenues	$–	$–	$–

General and administrative	47	3,713	(3,666)
Salaries and wages	–	88,557	(88,557)
Patent related expenses	–	780	(780)

Total operating expenses	47	93,050	(93,003)

Net operating loss	(47)	(93,050)	93,003

Interest expense	9,375	–	9,375

Net loss	$(9,422)	$(93,050)	$83,628

Revenues:

The company experienced no revenue for neither the three months ended March 31, 2016 or March 31, 2015.

General and Administrative:

General and administrative expenses decreased by $3,666 to $47 for the three months ended March 31, 2016, as compared to the same 2015 period. The decrease in general and administrative expense is due to a decrease in professional fees during the first quarter of 2016.

Salaries and Wages:

There were no salaries and wages incurred during the first quarter of 2016. Salaries and wages for the three months ended March 31, 2015 were $88,557 and are for outsourced management costs paid through the issuance of capital stock during the period.

Patent Related Expenses:

The company did not incur Patent related expenses during the three months ended March 31, 2016, as the patent work has been completed. The company incurred Patent related expenses in the three months ended March 31, 2015 of $780. Total patent costs expenses during the period from March 4, 2013 (Inception) through March 31, 2016 are $277,641.

Net Operating Loss:

Total operating expenses for the three months ended March 31, 2016 were $47, compared to $93,050 for the three months ended March 31, 2015, a decrease of $93,003. The decline in operating expenses reflects the change in the company’s focus from patent related work to market development and production.

Interest Expense:

The company incur interest expense for the three months ended March 31, 2016 of $9,375, which is associated with the $250,000 note payable – related party. There was no interest expense during the first quarter of 2015.

Net Loss:

The company had a net loss of $9,422 for the three months ended March 31, 2016, as compared to $93,050 for the three months ended March 31, 2015, a decrease of $83,628. The decrease in net loss was due to previously outsourced management costs incurred during the 2015 period, somewhat offset by interest expense associated with the $250,000 note payable – related party.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ deficit and working capital at March 31, 2016 compared to December 31, 2015.

	March 31,	December 31,
	2016	2015
Total Assets	$100	$112

Total Liabilities	$294,266	$284,856

Accumulated Deficit	$(382,723)	$(373,301)

Stockholders’ Deficit	$(294,166)	$(284,744)

Working Capital	$(44,166)	$(34,744)

The company had total current assets of $100 as of March 31, 2016, consisting of cash. The company had total current assets of $112 as of December 31, 2015, consisting of cash.

Total liabilities as of March 31, 2016 and December 31, 2015 were $294,266 and $284,856, respectively. Total liabilities include advances from an affiliate, Epazz, Inc. of $34,891 and 34,856 as of March 31, 2016 and December 31, 2015, respectively. In addition, total liabilities include a long term loan from Epazz, Inc. of $250,000 associated with the purchase of patent 9,217,598 B2, which was outstanding as of March 31, 2016 and December 31, 2015.

The company had working capital of $(44,166) and a total accumulated deficit of $382,723 as of March 31, 2016.

The company had net cash provided by (used in) operating activities of $(12) and $87 for the three months ended March 31, 2016 and 2015, respectively. During the three months ended March 31, 2016 the company incurred interest expense of $9,375.

During the three months ended March 31, 2015, the company incurred professional fees and patent expenses of $3,500 and $780, respectively, which were paid through an affiliate advance. Stock based compensation was incurred of $88,557 during the three months ended March 31, 2015, which were paid through the issuance of capital stock. These costs were incurred as non-cash activity in exchange for issuing preferred stock of $82,730 and common stock of $5,826.

The company did not incur expenditures for investing activities during the three months ended March 31, 2016 and 2015.

The company did not incur financing activities during the three months ended March 31, 2016 and 2015.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following sales of equity securities by the Company occurred during the three month period ended March 31, 2016:

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

_____________

* Previously filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EPAZZ, INC.

DATED: May 16, 2016	By: /s/ Shaun Passley
Shaun Passley, Ph.D.
Chief Executive Officer (Principal Executive Officer), President, Chief Financial Officer (Principal Accounting Officer), and Director

