Form 10-Q
period 2016-06-30
FlexFridge, Inc.
filed 2016-08-22
CIK 1630391

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Yes [_] No [X]

The number of shares of the issuer’s Class A common stock outstanding as of August 16, 2016, was 691,222 shares, par value $0.0001 per share.

1

FLEXFRIDGE, INC.

FORM 10-Q

Quarterly Period Ended June 30, 2016

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FLEXFRIDGE, INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
Assets	(Unaudited)
Current assets:
Cash	$128	$112
Total current assets	128	112

Total assets	$128	$112

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable – related party	$53,681	$34,856
Total current liabilities	53,681	34,856
Note payable – related party	250,000	250,000
Total liabilities	303,681	284,856

Stockholders' deficit:
Convertible preferred stock, Series A, $0.0001 par value, 20,000,000 shares authorized, 20,000,000 and 0 shares issued and outstanding, respectively	2,000	2,000
Convertible preferred stock, Series B, $0.0001 par value, 20,000,000 shares authorized, 20,000,000 and 0 shares issued and outstanding, respectively	2,000	2,000
Common stock, Class A, $0.0001 par value, 1,000,000,000 shares authorized, 691,222 shares issued and outstanding	34,561	34,561
Common stock, Class B, $0.0001 par value, 60,000,000 shares authorized, 60,000,000 and 0 shares issued and outstanding, respectively	6,000	6,000

Additional paid in capital	43,996	43,996
Accumulated deficit	(392,110)	(373,301)
Total stockholders' deficit	(303,553)	(284,744)

Total liabilities and stockholders' equity (deficit)	$128	$112

See accompanying notes to financial statements.

FLEXFRIDGE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue	$–	$–	$–	$–

Expenses:
General and administrative	12	45	59	3,758
Salaries and wages	–	–	–	88,557
Patent Related Expenses	–	–	–	780
Total operating expenses	12	45	59	93,095

Net operating loss	(12)	(45)	(59)	(93,095)

Interest expense	9,375	–	18,750	–

Net loss	$(9,387)	$(45)	$(18,809)	$(93,095)

Weighted average number of common shares outstanding - basic and fully diluted	691,222	691,222	691,222	691,222

Net loss per share - basic and fully diluted	$(0.01)	$(0.00)	$(0.03)	$(0.13)

See accompanying notes to financial statements.

FLEXFRIDGE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months
	Ended June 30,
	2016	2015
Cash flows from operating activities
Net loss	$(18,809)	$(93,095)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock based compensation	–	88,557

Increase in liabilities:
Accounts payable – related party	75	4,690
Interest payable- related party	18,750	–
Net cash provided by operating activities	16	152

Cash flows from investing activities
Net cash used in investing activities	–	–

Cash flows from financing activities
Net cash provided by financing activities	–	–

Net increase (decrease) in cash	16	152
Cash – beginning	112	20
Cash – ending	$128	$172

Supplemental disclosures:
Interest paid	$–	$–
Income taxes paid	$–	$–

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

Cash and Cash Equivalents

FlexFridge maintains cash balances in non-interest-bearing transaction accounts, which do not currently exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents on hand at June 30, 2016 or December 31, 2015.

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

Patent rights and applications costs include the acquisition costs and costs incurred for the filing of patents. Patent rights and applications are amortized on a straight-line basis over the legal life of the patent rights beginning at the time the patents are approved. Patent costs for unsuccessful patent applications are expensed when the application is terminated. We elected to expense our patent costs, which totaled $277,641 for the period from March 4, 2013 (Inception) through June 30, 2016.

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

The assessment of the Company’s tax position relies on the judgment of management to estimate the exposures associated with the Company’s various filing positions. As of June 30, 2016 and December 31, 2015, the Company had no uncertain tax positions.

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of $392,110, as of June 30, 2016. The Company’s current liabilities exceeded its current assets by $53,553. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3 – Related Parties

Note Payable – Related Parties

On December 31, 2015, the Company incurred a $250,000 note payable to an affiliate, Epazz, Inc., for a patent licensing agreement. Interest expense is incurred at a 15% annual rate on principal. Interest expense for the six months ended June 30, 2016 was $18,750.

Accounts Payable – Related Parties

The Company occasionally borrows fund from an affiliate Epazz, Inc. to fund operating activities. These borrowings are reflected in Accounts payable – related party. Accrued interest associated with the aforementioned $250,000 note payable to Epazz, Inc. is also included in Accounts payable – related party.

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

The following schedule summarizes the valuation of financial instruments at fair value on a non-recurring basis in the balance sheets as of December 31, 2015 and June 30, 2016, respectively:

	Fair Value Measurements at December 31, 2015
	Level 1	Level 2	Level 3
Assets
Cash	$112	$–	$–
Total assets	112	–	–
Liabilities
Accounts payable - related party	–	34,856	–
Long term note payable - related party	–	250,000	–
Total Liabilities	–	284,856	–
Total	$112	$(284,856)	$–

	Fair Value Measurements at June 30, 2016
	Level 1	Level 2	Level 3
Assets
Cash	$128	$–	$–
Intercompany accounts receivable, related parties	–	–	–
Total assets	128	–	–
Liabilities
Accounts payable - related party	–	53,381	–
Long term note payable - related party	–	250,000	–
Total Liabilities	–	303,681	–
Total	$128	$(303,681)	$–

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the period from December 31, 2015 through June 30, 2016.

Level 2 liabilities consist of intercompany debt arrangements. No fair value adjustment was necessary during the period from December 31, 2015 through June 30, 2016.

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

For the period from March 3, 2013 (Inception) through June 30, 2016, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At June 30, 2016, the Company had approximately $53,506 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2034.

The components of the Company’s deferred tax asset are as follows:

	June 30,	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carry forwards	$(53,506)	$(34,744)

Net deferred tax assets before valuation allowance	$18,727	$12,160
Less: Valuation allowance	(18,727)	(12,160)
Net deferred tax assets	$–	$–

Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at June 30, 2016.

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

Note 7 – Subsequent Events

On July 6, 2016, the stockholders of FlexFridge, Inc. ("FlexFridge" or the "Company") voted to approve an amendment (the "Amendment") to FlexFridge's Articles of Incorporation which authorized the Board of Directors to effect a one-to-five hundred reverse stock split of FlexFridge's class A common stock, par value $0.0001 per share ("Class A Common Stock").  Immediately thereafter, the Company filed a notice of corporate action with the Financial Industry Regulatory Authority ("FINRA"). The Amendment was approved by the holders of the Company's capital stock as follows: Class A Common Stock with 262,909,255 votes or 76% approving, Class B Common Stock 120,000,000,000 votes or 100% approving, Series A Convertible Preferred Stock 20,000,000 votes or 100% approving and Series B Convertible Preferred Stock 20,000,000 votes or 100% approving. Upon receiving approval from FINRA, FlexFridge intends to make such filings with the Secretary of State of Illinois as may be required. The proposed effective date of the reverse stock split is as of the close of business Eastern Standard Time, on July 18, 2016 or such time as FINRA may approve the aforementioned corporate action, for shareholders of record as of July 6, 2016. At the effective time, each five hundred shares of Class A Common Stock outstanding will be combined into a single share of Class A Common Stock with any resulting fractional shares rounded up to the next whole share and with odd lots being rounded up to 100 shares. The total number of shares of Common Stock authorized and the par value under FlexFridge's Amended Articles of Incorporation was not affected.

The shareholders and Board of Directors determined that the aforementioned reverse stock split would be in the best interests of the Company and its shareholders because it will provide the Company with an opportunity to "up list" its Class A Common Stock from a "fully reporting pink" status to "fully reporting QB" status in its primary market with OTC Markets.

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

The initial prototype was a bag at the end of a cooling device in order to store the food when it was expanded and collapse the bag when it was empty. The problem with the initial prototype, was it used a zip in order to close the bag. The initial prototype was functional, however, it was not cold enough to store milk products. Dr. Passley hired an industrial designer in order to design a better FlexFridge in September 2011. The design was completed in October 2011. Dr. Passley then hired an engineering firm in order to develop the FlexFridge. Dr. Passley filed the provisional patent for the new design in February 2013.  In March 2013, FlexFridge, Inc. previously known as Cooling Technology Solutions, Inc. as a wholly-owned subsidiary of Epazz, Inc. Epazz, Inc. filed a non-provisional patent on FlexFridge in February 26, 2014.  This filing made FlexFridge a patent technology with a serial number of 14/190683. FlexFridge has identified a manufacturing partner to produce the fridges. The company expects to sign the manufacturing agreement in the fourth quarter of 2016. The company expects to be producing the product in the fourth quarter of 2016 and first quarter of 2017. FlexFridge is currently seeking a partner to focus on market development in the consumer and industrial markets.

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

RESULTS OF OPERATIONS FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2016, AS COMPARED TO THE SIX AND THREE MONTHS ENDED JUNE 30, 2015:

	For the Six Months Ended
	June 30,		Increase /
	2016	2015	(Decrease)
Revenues	$–	$–	$–

General and administrative	59	3,758	(3,699)
Salaries and wages	–	88,557	(88,557)
Patent related expenses	–	780	(780)

Total operating expenses	59	93,095	(93,036)

Net operating loss	(59)	(93,095)	93,036

Interest expense	18,750	–	18,750

Net loss	$(18,809)	$(93,095)	$74,286

	For the Three Months Ended
	June 30,		Increase /
	2016	2015	(Decrease)
Revenues	$–	$–	$–

General and administrative	12	45	(33)
Salaries and wages	–	–	–
Patent related expenses	–	–	–

Total operating expenses	12	45	(33)

Net operating loss	(12)	(45)	33

Interest expense	9,375	–	9,375

Net loss	$(9,387)	$(45)	$(9,342)

Revenues:

The company experienced no revenue for neither the six months or three months ended June 30, 2016 or 2015.

General and Administrative:

General and administrative expenses decreased by $3,699 to $59 for the six months ended June 30, 2016, as compared to the same 2015 period. The decrease in general and administrative expense is due to a decrease in professional fees during the first quarter of 2016. General and administrative costs of $12 and $45 for the three month ended June 30, 2016 and 2015, respectively, consist of bank fees.

Salaries and Wages:

There were no salaries and wages incurred during the six months ended June 30, 2016. Salaries and wages for the six months ended June 30, 2015 were $88,557 and are for outsourced management costs paid through the issuance of capital stock during the period. All 2015 salaries and wages were incurred in the first quarter. There were no Salaries and wages for the three month ended June 30, 2016 and 2015.

Patent Related Expenses:

The company did not incur Patent related expenses during the six months ended June 30, 2016, as the patent work has been completed. The company incurred Patent related expenses in the six months ended June 30, 2015 of $780. Total patent costs expenses during the period from March 4, 2013 (Inception) through June 30, 2016 are $277,641. There were no Patent related expenses for the three month ended June 30, 2016 and 2015.

Net Operating Loss:

Total operating expenses for the six months ended June 30, 2016 were $59, compared to $93,095 for the six months ended June 30, 2015, a decrease of $93,036. The decline in operating expenses reflects the change in the company’s focus from patent related work to market development and production. Total operating expenses for the three months ended June 30, 2016 were $12, compared to $45 for the three months ended June 30, 2015, a decrease of $33.

Interest Expense:

The company incur interest expense for the six months ended June 30, 2016 of $18,750, which is associated with the $250,000 note payable – related party. Interest expense for the three months ended June 30, 2016 of $9,375. There was no interest expense during 2015.

Net Loss:

The company had a net loss of $18,809 for the six months ended June 30, 2016, as compared to $93,095 for the six months ended June 30, 2015, a decrease of $74,286. The decrease in net loss was due to previously outsourced management costs incurred during the 2015 period, somewhat offset by interest expense associated with the $250,000 note payable – related party. Net Loss for the three months ended June 30, 2016 was $9,387, compared to $45 for the three months ended June 30, 2015. The increase in the June 30, 2016 quarter ended loss, as compared to the June 30, 2015 quarter, is due to interest expense on the $250,000 note payable to Epazz, Inc.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ deficit and working capital at June 30, 2016 compared to December 31, 2015.

	June 30,	December 31,
	2016	2015
Total Assets	$128	$112

Total Liabilities	$303,681	$284,856

Accumulated Deficit	$(392,110)	$(373,301)

Stockholders’ Deficit	$(303,553)	$(284,744)

Working Capital	$(53,553)	$(34,744)

The company had total current assets of $128 as of June 30, 2016, consisting of cash. The company had total current assets of $112 as of December 31, 2015, consisting of cash.

Total liabilities as of June 30, 2016 and December 31, 2015 were $303,681 and $284,856, respectively. Total liabilities include advances from an affiliate, Epazz, Inc. of $53,681 and $34,856 as of June 30, 2016 and December 31, 2015, respectively. In addition, total liabilities include a long term loan from Epazz, Inc. of $250,000 associated with the purchase of patent 9,217,598 B2, which was outstanding as of June 30, 2016 and December 31, 2015.

The company had working capital of $(53,553) and a total accumulated deficit of $392,110 as of June 30, 2016.

The company had net cash provided by operating activities of $16 and $152 for the six months ended June 30, 2016 and 2015, respectively. During the six months ended June 30, 2016 the company incurred interest expense of $18,750, which was accrued through accounts payable – related party.

During the six months ended June 30, 2015, the company incurred professional fees and patent expenses of $3,500 and $780, respectively, which were paid through an affiliate advance. Stock based compensation was incurred of $88,557 during the six months ended June 30, 2015, which were paid through the issuance of capital stock. These costs were incurred as non-cash activity in exchange for issuing preferred stock of $82,730 and common stock of $5,826.

The company did not incur expenditures for investing activities during the six months ended June 30, 2016 and 2015.

The company did not incur financing activities during the six months ended June 30, 2016 and 2015.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following sales of equity securities by the Company occurred during the three month period ended June 30, 2016:

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
1.1	Articles of Incorporation*
1.2	Amendment of Articles*
1.3	Bylaws of FlexFridge, Inc.*
23.1	Consent*
31.1	Certification by the Chief Executive/Chief Financial Officer	X
32.1	Certification by the Chief Executive/Chief Financial Office	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Schema Document	X
101.CAL	XBRL Calculation Linkbase Document	X
101.DEF	XBRL Definition Linkbase Document	X
101.LAB	XBRL Labels Linkbase Document	X
101.PRE	XBRL Presentation Linkbase Document	X

______________

* Previously filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLEXFRIDGE, INC.

DATED: August 22, 2016	By: /s/ Shaun Passley
Shaun Passley, Ph.D.
Chief Executive Officer (Principal Executive Officer), President, Chief Financial Officer (Principal Accounting Officer), and Director

