Form 10-Q
period 2016-09-30
VW WIN CENTURY INC.
filed 2016-11-21
CIK 1630391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

[_]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________ to ______________

Commission file number: 333-139117

VW Win Century Inc.
 (Exact name of registrant as specified in its charter)

Illinois	80-0961484
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2575 McCabe Way, Suite 100
Irvine, CA  92614
(Address of principal executive offices)

(415) 250-4566
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
Yes [X] No [_]
Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes [_] No [X]

The number of shares of the issuer's Class A common stock outstanding as of November 15, 2016, was 99,734,277 shares, par value $0.0001 per share.

VW Win Century Inc.
FORM 10-Q

Quarterly Period Ended September 30, 2016

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VW WIN CENTURY INC.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
Assets	(Unaudited)
Current assets:
Cash	$–	$112
Total current assets	–	112

Total assets	$–	$112

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable – related party	$34,827	$34,856
Interest payable – related party	28,125	–
Total current liabilities	62,952	34,856
Note payable – related party	250,000	250,000
Total liabilities	312,952	284,856

Stockholders' deficit:
Convertible preferred stock, Series A, $0.0001 par value, 20,000,000 shares authorized, 20,000,000 shares issued and outstanding	2,000	2,000
Convertible preferred stock, Series B, $0.0001 par value, 20,000,000 shares authorized, 20,000,000 shares issued and outstanding	2,000	2,000
Common stock, Class A, $0.0001 par value, 1,000,000,000 shares authorized, 701,492 shares and 691,222 issued and outstanding, respectively	70	69
Common stock, Class B, $0.0001 par value, 60,000,000 shares authorized, 60,000,000 shares issued and outstanding	6,000	6,000

Additional paid in capital	78,487	78,488
Accumulated deficit	(401,509)	(373,301)
Total stockholders' deficit	(312,952)	(284,744)

Total liabilities and stockholders' equity (deficit)	$–	$112

See accompanying notes to financial statements.

VW WIN CENTURY INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue	$–	$–	$–	$–

Expenses:
General and administrative	24	45	83	3,758
Salaries and wages	–	–	–	88,557
Patent Related Expenses	–	–	–	780
Total operating expenses	24	45	83	(93,140)

Net operating loss	(24)	(45)	(83)	(93,140)

Interest expense	9,375	–	28,125	–

Net loss	$(9,399)	$(45)	$(28,208)	$(93,140)

Weighted average number of common shares outstanding - basic and fully diluted	700,822	691,222	694,445	691,222

Net loss per share - basic and fully diluted	$(0.01)	$(0.00)	$(0.04)	$(0.13)

See accompanying notes to financial statements.

VW WIN CENTURY INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months
	Ended September 30,
	2016	2015
Cash flows from operating activities
Net loss	$(28,208)	$(93,140)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock based compensation	–	88,557

Increase (decrease) in liabilities:
Accounts payable	(29)	4,740
Interest payable	28,125	-
Net cash (used in) provided by operating activities	(112)	157

Cash flows from investing activities
Net cash used in investing activities	–	–

Cash flows from financing activities
Net cash provided by financing activities	–	–

Net increase (decrease) in cash	(112)	157
Cash – beginning	112	20
Cash – ending	$–	$177

Supplemental disclosures:
Interest paid	$–	$–
Income taxes paid	$–	$–

Non cash investing and financing activities:
Common stock, Class A issued for reverse split	$1	$–

See accompanying notes to financial statements.

VW Win Century Inc.
Notes to Financial Statements
September 30, 2016

Note 1 – Basis of Presentation and Consolidation

Nature of Business and Organization
VW Win Century, Inc. ("VW Win Century" or the "Company"), an Illinois corporation, was formed on March 3, 2013 as Cooling Technology Solutions, Inc. ("CTS"), a wholly-owned subsidiary of Epazz, Inc. ("Epazz"), an Illinois corporation. On September 19, 2013, the Company amended its Articles of Incorporation to change the name from Cooling Technology Solutions, Inc. to Z Fridge, Inc. and was renamed Flexfridge, Inc. on May 29, 2014 and further renamed on September 12, 2016 to VW Win Century, Inc.

On September 7, 2013, the sole Director, and majority shareholder, holding over two thirds of the voting power of the Corporation's Class A and Class B Common Stock of Epazz, voted to approve the spin-off and stock dividend of Z Fridge, whereby each of Epazz' shareholders of record on September 15, 2013 received 1 share of Z Fridge for each 10 shares of Epazz Class A Common Stock as distributed on November 21, 2013.

On or about August 26, 2016, Shaun Passley, our former officer and director sold an aggregate of Two Hundred Sixty Two Million Nine Hundred Nine Thousand Two Hundred and Fifty Five (262,909,255) shares of the Class A Common Stock of the Company (or 525,819 shares on a post-reverse split basis) to Teik Keng Goh in a private transaction.   As a result of the purchase, Teik Keng Goh became the majority shareholder of our Company and beneficially owned stock representing 75.45% of the issued and outstanding Class A Common Shares. In addition, Mr. Passley also sold Sixty Million (60,000,000) shares of Class B Common Stock and Twenty Million (20,000,000) shares of Series A Preferred Stock to Teik Keng Goh, representing all of the issued and outstanding shares of those series and classes.

Effective as of August 31, 2016, our board of directors appointed Teik Keng Goh and See Kuy Tan to fill vacancies on the board with Teik Keng Goh serving as Chairman.  The board of directors appointed See Kuy Tan as President, Chief Executive Officer, Treasurer and Chief Financial Officer and Kathleen Mary Johnston as Secretary of the Company.  The forgoing individuals will serve in their respective positions until their earlier resignation or removal.

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

Cash and Cash Equivalents
VW Win Century maintains cash balances in non-interest-bearing transaction accounts, which do not currently exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents on hand at September 30, 2016 or December 31, 2015.

Fair Value of Financial Instruments
Under FASB ASC 820-10-05, the Financial Accounting Standards Board establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement reaffirms that fair value is the relevant measurement attribute. The adoption of this standard did not have a material effect on the Company's financial statements as reflected herein. The carrying amounts of cash, accounts payable and accrued expenses reported on the balance sheets are estimated by management to approximate fair value primarily due to the short term nature of the instruments.

VW Win Century Inc.
Notes to Financial Statements
September 30, 2016

Patent Rights and Applications
VW Win Century acquired a patent on the technology on December 22, 2015. The patent number is US 9,217,598 B2. On December 29, 2015, Epazz transferred ownership of this patent to VW Win Century for a promissory note of $250,000 for 10 years with a 15% interest rate. Since the transfer of the patent was a related party transaction the value of patent included in the balance sheet is at its historical cost of zero. As the fair value of the promissory note exceeded the value of the patent, the difference of $250,000 was recorded as a loss on patent acquisition during the year ended December 31, 2015.

Patent rights and applications costs include the acquisition costs and costs incurred for the filing of patents. Patent rights and applications are amortized on a straight-line basis over the legal life of the patent rights beginning at the time the patents are approved. Patent costs for unsuccessful patent applications are expensed when the application is terminated. We elected to expense our patent costs, which totaled $277,641 for the period from March 4, 2013 (Inception) through September 30, 2016.

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

Basic and Diluted Loss per Share
The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the period presented, there were no outstanding potential common stock equivalents and therefore basic and diluted earnings per share result in the same figure.

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

Various taxing authorities periodically audit the Company's income tax returns. These audits include questions regarding the Company's tax filing positions, including the timing and amount of deductions and the allocation of income to various tax jurisdictions. In evaluating the exposures connected with these various tax filing positions, including state and local taxes, the Company records allowances for probable exposures. A number of years may elapse before a particular matter, for which an allowance has been established, is audited and fully resolved. The Company has not yet undergone an examination by any taxing authorities.

The assessment of the Company's tax position relies on the judgment of management to estimate the exposures associated with the Company's various filing positions. As of September 30, 2016 and December 31, 2015, the Company had no uncertain tax positions.

VW Win Century Inc.
Notes to Financial Statements
September 30, 2016

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of $401,509, as of September 30, 2016. The Company's current liabilities exceeded its current assets by $312,952. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The financial statements do not include any adjustments that might result from the outcome of any uncertainty as to the Company's ability to continue as a going concern. These financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Related Parties

Note Payable
On December 31, 2015, the Company incurred a $250,000 note payable to Epazz, Inc., a company controlled by a related party Shaun Passley, for a patent licensing agreement. Interest expense is incurred at a 15% annual rate on principal.  Interest expense for the nine months ended September 30, 2016 was $28,125.

Accounts Payable
The Company occasionally borrowed fund from Epazz, Inc. to fund operating activities. These borrowings of $34,827 and $34,856 at September 30, 2016 and December 31, 2015, respectively are reflected in Accounts payable. Accrued interest of $28,125 at September 30, 2016 associated with the aforementioned $250,000 note payable to Epazz, Inc. is included in Interest payable.

Shares of Class A Common Stock Issued to Related Parties Pursuant to a Stock Distribution
On November 21, 2013, Epazz, Inc. distributed 345,610,950 shares of the Class A common stock of the Company among Epazz, Inc.'s shareholders pursuant to the spin-off of the Company from Epazz, Inc. Each shareholder of record on September 15, 2013 was issued one share of VW Win Century, Inc. Class A common stock for each share of Epazz, Inc. class A common stock owned by the shareholder. A total of 297,385,702 of these shares were issued to related parties representing approximately 86% of the total shares issued.

On or about August 26, 2016, Shaun Passley, our former officer and director sold an aggregate of Two Hundred Sixty Two Million Nine Hundred Nine Thousand Two Hundred and Fifty Five (262,909,255) shares of the Class A Common Stock of the Company (or Five Hundred Twenty Five Thousand Eight Hundred Nineteen Thousand (525,819) shares on a post-reverse split basis) to Teik Keng Goh in a private transaction.   As a result of the purchase, Teik Keng Goh became the majority shareholder of our Company and beneficially owned stock representing 75.45% of the issued and outstanding Class A Common Shares. In addition, Mr. Passley also sold Sixty Million (60,000,000) shares of Class B Common Stock and Twenty Million (20,000,000) shares of Series A Preferred Stock to Teik Keng Goh, representing all of the issued and outstanding shares of those series and classes. Shaun Passley has no remaining ownership in the Company.

Shares of Class B Common Stock Issued to Related Parties Pursuant to a Services Rendered
On January 13, 2015, the Company issued 60,000,000 shares of Class B Common Stock to Shaun Passley, the president of the Company at that time for product development services. The total fair value of the Class B Common Stock was $5,827 based on an independent valuation on the date of grant. On or about August 26, 2016 Mr. Passley sold Sixty Million (60,000,000) shares of Class B Common Stock to Teik Keng Goh, representing all of the issued and outstanding shares of Class B Common Stock.

VW Win Century Inc.
Notes to Financial Statements
September 30, 2016

Shares of Series A Preferred Stock Issued to Related Parties Pursuant to a Services Rendered
On January 13, 2015, the Company issued 20,000,000 shares of Series A Preferred Stock to Shaun Passley, the president of the Company for management services. The total fair value of the Series A Preferred stock was $70,654 based on an independent valuation on the date of grant. On or about August 26, 2016 Mr. Passley sold Twenty Million (20,000,000) shares of Series A Preferred Stock to Teik Keng Goh, representing all of the issued and outstanding shares of Series A Preferred Stock.

Shares of Series B Preferred Stock Issued to Related Parties Pursuant to a Services Rendered
On January 13, 2015, the Company issued 16,000,000 shares of Series B Preferred Stock to Epazz, Inc. a corporation controlled by the president of the Company for offices services. The total fair value of the Series B Preferred Stock was $9,661 based on an independent valuation on the date of grant.

On January 13, 2015, the Company issued 1,998,000 shares of Series B Preferred Stock to GG Mars Capital Inc. a related party at the time for financing services. The total fair value of the Series B Preferred Stock was $1,206 based on an independent valuation on the date of grant.

On January 13, 2015, the Company issued 1,998,000 shares of Series B Preferred Stock to Star Financial Corporation a related party at the time for financing services. The total fair value of the Series B Preferred Stock was $1,206 based on an independent valuation on the date of grant.

On January 13, 2015, the Company issued 4,000 shares of Series B Preferred Stock to Craig Passley a related party at the time for management services. The total fair value of the Series B Preferred Stock was $2 based on an independent valuation on the date of grant.

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

The Company does not have any financial instruments that must be measured under the new fair value standard. The Company's financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

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

VW Win Century Inc.
Notes to Financial Statements
September 30, 2016

The following schedule summarizes the valuation of financial instruments at fair value on a non-recurring basis in the balance sheets as of December 31, 2015 and September 30, 2016, respectively:

	Fair Value Measurements at December 31, 2015
	Level 1	Level 2	Level 3
Assets
Cash	$112	$–	$–
Total assets	112	–	–
Liabilities
Accounts payable - related party	–	34,856	–
Long term note payable - related party	–	250,000	–
Total Liabilities	–	284,856	–
Total	$112	$(284,856)	$–

	Fair Value Measurements at September 30, 2016
	Level 1	Level 2			Level 3
Assets
Cash	$–	$	$$	–	$–
Intercompany accounts receivable, related parties	–			–	–
Total assets	–			–	–
Liabilities
Accounts payable – related party	–			34,827	–
Interest payable – related party	–			28,125	–
Long term note payable – related party	–			250,000	–
Total Liabilities	–			312,952	–
Total	$–			$(312,952)	$–

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the period from December 31, 2015 through September 30, 2016.

Level 2 liabilities consist of intercompany debt arrangements. No fair value adjustment was necessary during the period from December 31, 2015 through September 30, 2016.

Note 5 – Stockholder's Equity (Deficit)

On November 14, 2013, the Board of Directors, consisting solely of the Company's majority shareholder at the time, amended the Article of Incorporation to change the par value and number of authorized shares of each class of common and series of preferred stock, in addition to the modification of the attributes and dividends. The disclosures herein reflect these modifications and the changes to the par value have been retroactively reflected throughout.

VW Win Century Inc.
Notes to Financial Statements
September 30, 2016

Convertible Preferred Stock, Series A
The Company has 20,000,000 authorized shares of $0.0001 par value Series A Convertible Preferred Stock ("Series A Preferred Stock"). The Series A Preferred Stock accrues dividends equal to 1.5% of the Company's revenues per quarter, beginning on January 1st of any calendar year in which the Company has generated revenue over $2 million, and an additional 24% of the Company's net income beginning on January 1st of any calendar year in which the Company has generated net income over $2 million. The dividends are payable at the discretion of the Company, provided that any unpaid dividends accrue until paid. The Series A Preferred Stock includes a liquidation preference equal to $0.0001 per share, plus any accrued and unpaid dividends. The Series A Preferred Stock is convertible, at the option of the holder into shares of the Company's Class A Common Stock, with five business days' notice into 60% of the total number of then issued and outstanding shares of Class A Common Stock. The Series A Preferred Stock has limited voting rights, relating solely to matters which adversely affect the rights of the Series A Preferred Stock holders. The Company shall reserve and keep available out of its authorized but unissued shares of Class A Common Stock such number of shares sufficient to effect the conversions.

Convertible Preferred Stock, Series B
The Company has 20,000,000 authorized shares of $0.0001 par value Series B Convertible Preferred Stock ("Series B Preferred Stock"). The Series B Preferred Stock accrues dividends equal to 1.5% of the Company's revenues per quarter, beginning on January 1st of any calendar year in which the Company has generated revenue over $1 million, and an additional 6% of the Company's net income beginning on January 1st of any calendar year in which the Company has generated net income over $2 million. The dividends are payable at the discretion of the Company, provided that any unpaid dividends accrue until paid. The Series B Preferred Stock includes a liquidation preference equal to $0.0001 per share, plus any accrued and unpaid dividends. The Series B Preferred Stock is convertible, at the option of the holder into shares of the Company's Class A Common Stock, with five business days' notice into 10% of the total number of then issued and outstanding shares of Class A Common Stock, provided that no conversion will take place until all holders of the Series B Preferred Stock consent to such conversion. The Series B Preferred Stock has limited voting rights, relating solely to matters which adversely affect the rights of the Series B Preferred Stock holders. The Company shall reserve and keep available out of its authorized but unissued shares of Class A Common Stock such number of shares sufficient to effect the conversions.

Common Stock, Class A
The Company has 1 billion authorized shares of $0.0001 par value Class A Common Stock.

Stock Distribution
On November 21, 2013, Epazz, Inc. distributed 345,610,950 (or 691,222 shares on a post-reverse split basis) shares of the class A common stock of the Company among Epazz, Inc.'s shareholders pursuant to the spin-off of the Company from Epazz, Inc. Each shareholder of record on September 15, 2013 was issued one share of Z Fridge, Inc. class A common stock for each share of Epazz, Inc. class A common stock owned by the shareholder. A total of 297,385,702 (or 594,771 shares on a post-reverse split basis) of these shares were issued to related parties representing approximately 86% of the total shares issued.

On July 6, 2016, the stockholders of VW Win Century, Inc. ("VW Win Century" or the "Company") voted to approve an amendment (the "Amendment") to VW Win Century's Articles of Incorporation which authorized the Board of Directors to effect a one-to-five hundred reverse stock split of VW Win Century's class A common stock, par value $0.0001 per share ("Class A Common Stock").  Immediately thereafter, the Company filed a notice of corporate action with the Financial Industry Regulatory Authority ("FINRA").  The Amendment was approved by the holders of the Company's capital stock as follows: Class A Common Stock with 262,909,255 votes or 76% approving, Class B Common Stock 120,000,000,000 votes or 100% approving, Series A Convertible Preferred Stock 20,000,000 votes or 100% approving and Series B Convertible Preferred Stock 20,000,000 votes or 100% approving. At the effective of August 11, 2016, each five hundred shares of Class A Common Stock outstanding was combined into a single share of Class A Common Stock with any resulting fractional shares rounded up to the next whole share and with odd lots being rounded up to 100 shares. The Company issued 10,270 shares associated with odd lots being rounded up to 100 shares. The total number of shares of Common Stock authorized and the par value under VW Win Century's Amended Articles of Incorporation was not affected.

VW Win Century Inc.
Notes to Financial Statements
September 30, 2016

The shareholders and Board of Directors determined that the aforementioned reverse stock split would be in the best interests of the Company and its shareholders because it will provide the Company with an opportunity to "up list" its Class A Common Stock from a "fully reporting pink" status to "fully reporting QB" status in its primary market with OTC Markets.

On or about August 26, 2016, Shaun Passley, our former officer and director sold an aggregate of Two Hundred Sixty Two Million Nine Hundred Nine Thousand Two Hundred and Fifty Five (262,909,255) shares of the Class A Common Stock of the Company (or 525,819 shares on a post-reverse split basis) to Teik Keng Goh in a private transaction.   As a result of the purchase, Teik Keng Goh became the majority shareholder of our Company and beneficially owned stock representing 75.45% of the issued and outstanding Class A Common Shares. In addition, Mr. Passley also sold Sixty Million (60,000,000) shares of Class B Common Stock and Twenty Million (20,000,000) shares of Series A Preferred Stock to Teik Keng Goh, representing all of the issued and outstanding shares of those series and classes.

Convertible Common Stock, Class B
The Company has 60,000,000 authorized shares of $0.0001 par value Convertible Class B Common Stock, convertible at the option of the holder into shares of the Company's Class A Common Stock on a 1:1 basis. The Convertible Class B Common Stock carries preferential voting rights of 2,000 votes to each Class A Common Stock vote (2,000:1). The Company shall reserve and keep available out of its authorized but unissued shares of Class A Common Stock such number of shares sufficient to effect the conversions.

On January 13, 2015, the Company issued 60,000,000 shares of Class B Common Stock to Shaun Passley, the president of the Company at that time for product development services. The total fair value of the Class B Common Stock was $5,827 based on an independent valuation on the date of grant. On or about August 26, 2016 Mr. Passley sold Sixty Million (60,000,000) shares of Class B Common Stock to Teik Keng Goh, representing all of the issued and outstanding shares of Class B Common Stock.

Preferred Stock Issuance
On January 13, 2015, the Company issued 20,000,000 shares of Series A Preferred Stock to Shaun Passley, the president of the Company for management services. The total fair value of the Series A Preferred stock was $70,654 based on an independent valuation on the date of grant. On or about August 26, 2016 Mr. Passley sold Twenty Million (20,000,000) shares of Series A Preferred Stock to Teik Keng Goh, representing all of the issued and outstanding shares of Series A Preferred Stock.

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

On or about, August 26, 2016, Shaun Passley, our former officer and director agreed to cancel and return to treasury 16,000,000 shares of Series B Preferred Stock.

VW Win Century Inc.
Notes to Financial Statements
September 30, 2016

On or about August 26, 2016, GG Mars Capital Inc., Star Financial Corporation and Craig Passley sold the remaining 4,000,000 issued and outstanding shares of Series B Preferred Stock to Ahmed Hizar Bin Zainol Abidin, an unrelated party.

Note 6 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the period from March 3, 2013 (Inception) through September 30, 2016, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At September 30, 2016, the Company had approximately $62,905 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2034.

The components of the Company's deferred tax asset are as follows:

	September 30,	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carry forwards	$(62,905)	$(34,744)

Net deferred tax assets before valuation allowance	22,017	$12,160
Less: Valuation allowance	(22,017)	(12,160)
Net deferred tax assets	$–	$–

Based on the available objective evidence, including the Company's history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at September 30, 2016.

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

Note 7 – Subsequent Events

On October 5, 2016, the Company entered into a Securities Purchase Agreement with Teik Keng Goh, the Chairman of the Company's Board of Directors, for the purchase of a total of 99,000,000 restricted shares of the Company's Class A Common Stock for a total purchase price of $10,000, which is a cost per share of $0.000101.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS", "PROJECTS", "ESTIMATES", "PLANS", "MAY INCREASE", "MAY FLUCTUATE" AND SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS "SHOULD", "WOULD", "MAY" AND "COULD" ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISK FACTORS." ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS, EXCEPT AS PROVIDED BY LAW. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO March 31, 2015. AS USED HEREIN, THE "COMPANY," "FLEXFRIDGE," "WE," "US," "OUR" AND WORDS OF SIMILAR MEANING REFER TO FLEXFRIDGE, INC., UNLESS OTHERWISE STATED, OR THE CONTEXT SUGGESTS OTHERWISE.

BUSINESS OVERVIEW

VW Win Century, Inc., an Illinois corporation, was formerly known as "FlexFridge, Inc." (the "Company", "us" or "we"). The Company developed a patented foldable mini-fridge referred to as "FlexFridge". FlexFridge was designed to allow students, campers, hotels and businesses to have a big mini-fridge in their dorm rooms, RVs, hotel rooms, or offices. FlexFridge is easy to transport and is easy to setup.

The Company contacted several mini fridge manufacturers in order to help bring the product to market. In our initial contacts, we received interest from four manufacturers. We have held discussions with two of the four on how to best partner to bring the product to market. The second option is to manufacture the product ourselves. The Company hired an assistant to contact offshore manufacturers. The company has been working with an engineering service company to source the parts in order to manufacture the product. Based on their estimates, the product can be manufactured in a few months. The engineering service company has already conducted tests on the product. The company has been in contact with UL (Underwriters Laboratories), which is a certification body for consumer products. We are currently exploring the requirements to be UL (Underwriters Laboratories) certified.

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

The consumer version will be sold outright or will be leased through the Company's website. The Company believes that many users of the fridge would only need the fridge for a short period of time, a few days or a whole school year which is about 9 months. The consumer will rent the fridge through the Company's website, providing a deposit for the fridge. The company will then ship the fridge to the consumer and at the end of the rental period, the consumer will send the fridge back. The Company will then refund the deposit minus the rental fee. The Company has already received some interest from the public.

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

RESULTS OF OPERATIONS FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2016, AS COMPARED TO THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2015:

	For the Nine Months Ended
	September 30,		Increase /
	2016	2015	(Decrease)
Revenues	$–	$–	$–

General and administrative	83	3,758	(3,675)
Salaries and wages	–	88,557	(88,557)
Patent related expenses	–	780	(780)

Total operating expenses	83	93,140	(93,012)

Net operating loss	(83)	(93,140)	93,012

Interest expense	28,125	–	28,125

Net loss	$(28,208)	$(93,140)	$64,932

	For the Three Months Ended September 30,		Increase / (Decrease)

Revenues	$–	$–	$–

General and administrative	24	45	(21)
Salaries and wages	–	–	–
Patent related expenses	–	–	–

Total operating expenses	24	45	(21)

Net operating loss	(24)	(45)	(21)

Interest expense	9,375	–	9,375

Net loss	$(9,399)	$(45)	$(9,357)

Revenues:

The Company experienced no revenue for neither the nine months or three months ended September 30, 2016 or 2015.

General and Administrative:

General and administrative expenses decreased by $3,675 to $83 for the nine months ended September 30, 2016, as compared to the same 2015 period. The decrease in general and administrative expense is due to a decrease in professional fees during 2016. General and administrative costs of $24 and $45 for the three month ended September 30, 2016 and 2015, respectively, consist of bank fees.

Salaries and Wages:

There were no salaries and wages incurred during the nine months ended September 30, 2016. Salaries and wages for the nine months ended September 30, 2015 were $88,557 and are for outsourced management costs paid through the issuance of capital stock during the period. All 2015 salaries and wages were incurred in the first quarter. There were no Salaries and wages for the three month ended September 30, 2016 and 2015.

Patent Related Expenses:

The Company did not incur Patent related expenses during the nine months ended September 30, 2016, as the patent work has been completed. The Company incurred Patent related expenses in the nine months ended September 30, 2015 of $780. There were no Patent related expenses for the three month ended September 30, 2016 and 2015.

Net Operating Loss:

Total operating expenses for the nine months ended September 30, 2016 were $83, compared to $93,140 for the nine months ended September 30, 2015, a decrease of $93,012. The decline in operating expenses reflects the change in the Company's focus from patent related work to market development and production. Total operating expenses for the three months ended September 30, 2016 were $24, compared to $45 for the three months ended September 30, 2015, a decrease of $21.

Interest Expense:

The Company incur interest expense for the nine months ended September 30, 2016 of $28,125, which is associated with the $250,000 note payable – related party. Interest expense for the three months ended September 30, 2016 of $9,375. There was no interest expense during 2015.

Net Loss:

The Company had a net loss of $28,208 for the nine months ended September 30, 2016, as compared to $93,140 for the nine months ended September 30, 2015, a decrease of $64,932. The decrease in net loss was due to previously outsourced management costs incurred during the 2015 period, somewhat offset by interest expense associated with the $250,000 note payable – related party. Net Loss for the three months ended September 30, 2016 was $9,399, compared to $45 for the three months ended September 30, 2015. The increase in the September 30, 2016 quarter ended loss, as compared to the September 30, 2015 quarter, is due to interest expense on the $250,000 note payable to Epazz, Inc.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders' deficit and working capital at September 30, 2016 compared to December 31, 2015.

	September 30,	December 31,
	2016	2015
Total Assets	$-	$112

Total Liabilities	$312,952	$284,856

Accumulated Deficit	$(401,509)	$(373,301)

Stockholders' Deficit	$(312,952)	$(284,744)

Working Capital	$(62,952)	$(34,744)

The Company had nil in total current assets as of September 30, 2016. The Company had total current assets of $112 as of December 31, 2015, consisting of cash.

Total liabilities as of September 30, 2016 and December 31, 2015 were $312,952 and $284,856, respectively. Total liabilities include advances from an affiliate, Epazz, Inc. of $34,827 and $34,856 as of September 30, 2016 and December 31, 2015, respectively. In addition, total liabilities include a long term loan from Epazz, Inc. of $250,000 associated with the purchase of patent 9,217,598 B2, which was outstanding as of September 30, 2016 and December 31, 2015.

The Company had working capital of $(62,952) and a total accumulated deficit of $401,509 as of September 30, 2016.

The Company had net cash (used in) provided by operating activities of $(112) and $152 for the nine months ended September 30, 2016 and 2015, respectively. During the nine months ended September 30, 2016, the Company incurred interest expense of $28,125, which was accrued through accounts payable – related party.

During the nine months ended September 30, 2015, the Company incurred professional fees and patent expenses of $3,500 and $780, respectively, which were paid through an affiliate advance. Stock based compensation was incurred of $88,557 during the nine months ended September 30, 2015, which were paid through the issuance of capital stock. These costs were incurred as non-cash activity in exchange for issuing preferred stock of $82,730 and common stock of $5,826.

The Company did not incur expenditures for investing activities during the nine months ended September 30, 2016 and 2015.

The Company did not incur financing activities during the nine months ended September 30, 2016 and 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a "smaller reporting company," as defined by Rule 229.10(f)(1).

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following sales of equity securities by the Company occurred during the nine month period ended September 30, 2016:

None.

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

FLEXFRIDGE, INC.

DATED: November 21, 2016	By: /s/ See Kuy Tan
See Kuy Tan
Chief Executive Officer (Principal Executive Officer), President, Chief Financial Officer (Principal Accounting Officer), and Director