Form 10-K
period 2016-12-31
VW WIN CENTURY INC.
filed 2017-04-28
CIK 1630391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

[_]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________ to ______________

Commission file number: 333-139117

VW Win Century Inc.
(Exact name of registrant as specified in its charter)

Nevada	80-0961484
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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
Yes [_] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.              [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes [_] No [X]

The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates as of June 30, 2016 was approximately $169,349 based upon the closing price of the common stock as quoted by the Over-the-Counter Bulletin Board (the "OTC Bulletin Board").

The number of shares of the issuer's Class A common stock outstanding as of April 14, 2017, was 175,507,169 shares, par value $0.001 per share.

VW WIN CENTURY, INC.
FORM 10-K
Fiscal Year Ended December 31, 2016

PART I

ITEM 1. BUSINESS

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

All statements in this discussion that are not historical are forward-looking statements. Statements preceded by, followed by or that otherwise include the words "believes", "expects", "anticipates", "intends", "projects", "estimates", "plans", "may increase", "may fluctuate" and similar expressions or future or conditional verbs such as "should", "would", "may" and "could" are generally forward-looking in nature and not historical facts. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives. These factors include, among others, the factors set forth below under the heading "risk factors." Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Most of these factors are difficult to predict accurately and are generally beyond our control. We are under no obligation to publicly update any of the forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as otherwise provided by law. Readers are cautioned not to place undue reliance on these forward-looking statements. References in this form 10-K, unless another date is stated, are to December 31, 2016. As used herein, the "Company," "VW Win," "we," "us," "our" and words of similar meaning refer to VW Win Century, Inc., unless otherwise stated, or the context suggests otherwise.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements include the following:

•	volatility or decline of our stock price;
•	low trading volume and illiquidity of our common stock, and application of the SEC's penny stock rules;
•	potential fluctuation in quarterly results;
•	our failure to earn revenues;
•	material defaults on monetary obligations owed us, resulting in unexpected losses;
•	dissipation of existing assets and failure to acquire or grow a new business;
•	litigation, disputes and legal claims involving outside parties;
•	risks related to our ability to be listed on a national securities exchange and meeting listing requirements;
•	risks related to our recently announced acquisition, our ability to finance the acquisition;
•	risks associated with our ability to raise necessary capital to continue as a going concern; and
•	other risks set forth below under "risk factors" and included from time to time in our filings with the Commission.

We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. You should consider carefully the statements in "Item 1A. Risk Factors" and other sections of this report, which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements.

Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the United States Securities and Exchange Commission (the "SEC") which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

Business Overview

VW Win Century Inc. (the "Company"), a Nevada corporation, was formed on March 3, 2013, as Cooling Technology Solutions, Inc. ("CTS"), a wholly-owned subsidiary of Epazz, Inc. ("Epazz"), an Illinois corporation. On September 19, 2013, the Company amended its Articles of Incorporation to change the name from Cooling Technology Solutions, Inc. to Z Fridge, Inc. and was renamed FlexFridge, Inc. on May 29, 2014.  On September 12, 2016, FlexFridge Inc., an Illinois corporation filed Articles of Merger with the Illinois Secretary of State whereby it entered into a statutory merger with its wholly-owned subsidiary, VW Win Century Inc. pursuant to Illinois Business Corporation Act Section 11.05. The effect of such merger is that the Company was the surviving entity and changed its name to "VW Win Century Inc." On March 7, 2017, the Company was domiciled in the State of Nevada and its wholly-owned subsidiary of the same name, which was incorporated on June 4, 2016, was consolidated with the Company and the Company was deemed the surviving corporation.

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

On or about August 26, 2016, Shaun Passley, our former officer and director sold an aggregate of Two Hundred Sixty Two Million Nine Hundred Nine Thousand Two Hundred and Fifty Five (262,909,255) pre-split shares (525,819 post-split shares) of the Class A Common Stock of the FlexFridge to TeikKeng Goh in a private transaction. As a result of the purchase, TeikKeng Goh became the majority shareholder of our Company and beneficially owned stock representing 75.45% of the issued and outstanding Class A Common Shares. In addition, Mr. Passley also sold Sixty Million (60,000,000) shares of Class B Common Stock and Twenty Million (20,000,000) shares of Series A Preferred Stock to TeikKeng Goh, representing all of the issued and outstanding shares of those series and classes.

Following the sale of all of his shares of capital stock, effective as of August 31, 2016, Shaun Passley, the sole member of our board of directors, President, Chief Executive Officer, Treasurer, Chief Financial Officer and Secretary of the Company, resigned from these positions with the Company. Upon appointment, the newly constituted board of directors accepted Mr. Passley's resignations, effective immediately. The board of directors appointed TeikKeng Goh and SeeKuy Tan to fill vacancies on the board with TeikKeng Goh serving as Chairman. The board of directors appointed SeeKuy Tan as President, Chief Executive Officer, Treasurer and Chief Financial Officer and Kathleen Mary Johnston as Secretary of the Company.

On October 5, 2016, VW Win, entered into Securities Purchase Agreement with TeikKeng Goh, whereby the Company agreed to sell to Mr. Goh 99 million restricted shares the Company's Class A Common Stock for a total purchase price of $10,000. An independent valuation of shares issued was completed and it was determined the value of shares issued over the value received was $3,314,802.  Accordingly, an expense for $3,314,802 was recorded to general and administrative expenses during the period ended December 31, 2016.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

The Company's Series A Common Stock is quoted on the OTCQB under the symbol "VWIN" as maintained by the OTC Markets Group Inc.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2016, AS COMPARED TO YEAR ENDED DECEMBER 31, 2015:

	For the Year Ended
	December 31,		Increase /
	2016	2015	(Decrease)
Revenues	$–	$–	$–

General and Administrative	3,743,336	3,848	3,739,489
Salaries and Wages	52,000	88,557	(36,557)
Depreciation Expense	272	-	272
Patent Related Expenses	-	780	(780)
Total Operating Expenses	3,795,608	93,185	3,702,423

Net Operating Loss	(3,795,608)	(93,185)	3,689,419
Interest Expense	54,212	-	54,212
Loss on patent acquisition	-	250,000	(250,000)

Net Loss	$(3,849,820)	$(343,185)	$3,506,635

Revenues:

The company experienced no revenue for neither the year ended December 31, 2016 or December 31, 2015.

General and Administrative:

General and administrative expenses increased to $3,743,336 for the year ended December 31, 2016 as compared to $3,848 for the same 2015 period. The increase in general and administrative expense is due mainly to incurring an expense in the amount of $3,314,802 as a result of issuing 99 million shares to our Chairman of the Board for a cash purchase price of $10,000.

Salaries and Wages:

Salaries and wages for the year ended December 31, 2016 of $52,000, compared to salaries and wages expense during the year ended December 31, 2015, of $88,557. The decrease in salaries and wages was due to the fact that our President and Chairman did not take any salary during the last four (4) months of the year.

Patent Related Expenses:

The Company did not incur any patent related expenses in the year ended December 31, 2016. Patent related expenses of $780 were incurred in the year ended December 31, 2015. These costs were paid for through a non-cash advance from Epazz, Inc. Additional patent costs are not expected.

Net Operating Loss:

Total operating expenses for the year ended December 31, 2016 were $3,795,608, compared to $93,185 for the year ended December 31, 2015, an increase of $3,702,423. The increase in operating loss was due to the expense associated with selling 99 million shares to our Chairman for $10,000, as described above under "General and Administrative".

Loss on Patent Acquisition:

The Company incurred a loss on patent acquisition during the years ended December 31, 2016 and 2015 of $0 and $250,000. The Company purchased patent US 9,217,598 B2 for the FlexFridge product from Epazz, Inc. during the fourth quarter 2015 for a note payable of $250,000. The difference of $250,000 between the note value and patent value was expensed as a loss on patent acquisition during the period.

Net Loss:

The Company had a net loss of $3,849,820 for the year ended December 31, 2016, as compared to $343,185 for the year ended December 31, 2015, an increase of $3,506,635. The increase in net loss was due to the expense associated with selling 99 million shares to our Chairman for $10,000, as described above under "General and Administrative".
.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders' deficit and working capital at December 31, 2016 compared to December 31, 2015.

	December 31,	December 31,
	2016	2015
Total Assets	$34,096	$112

Total Liabilities	$827,146	$284,856

Accumulated Deficit	$(4,223,121)	$(373,301)

Total Equity	$(793,050)	$(284,744)

Working Deficit	$(543,050)	$(284,744)

The Company had total current assets of $24,411 as of December 31, 2016, consisting of cash and $14,784 in other current assets. The company had total current assets of $112 as of December 31, 2015, consisting only of cash.

Total liabilities as of December 31, 2016 and December 31, 2015 were $814,142 and $284,856, respectively.

The Company had working deficit of $(543,050) and a total accumulated deficit of $(793,050) as of December 31, 2016.

The Company had net cash provided by operating activities of $9,472 for the year ended December 31, 2016.

The Company used $9,957 in investing activities for the year ended December 31, 2016, compared to nil for the prior year.

The Company had net cash of $10,000 provided from financing activities for the year ended December 31, 2016, compared to nil for the prior year.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a "smaller reporting company," as defined by Rule 229.10(f)(1).

ITEM 8. FINANCIAL STATEMENTS ADD SUPPLEMENTARY DATA

VW WIN CENTURY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of VW Win Century, Inc.

We have audited the accompanying balance sheet of VW Win Century, Inc. (the "Company") of December 31, 2016 and 2015, and the related statement of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2016 and 2015.  The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VW Win Century, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years ended December 31, 2016 and 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred recurring operating losses and negative cash flows from operations and is dependent on additional financing to fund operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas
April 28, 2017

VW WIN CENTURY, INC.
BALANCE SHEETS

	December 31,	December 31,
	2016	2015
Assets
Current assets:
Cash	$9,627	$112
Other current assets	14,784	–
Total current assets	24,411	112
Property and equipment, net	9,685	–
Total assets	$34,096	$112

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$14,054	$–
Accounts payable – related party	525,592	34,856
Interest payable – related party	37,500	–
Total current liabilities	577,146	34,856
Note payable – related party	250,000	250,000
Total liabilities	827,146	284,856

Stockholders' deficit:
Convertible preferred stock, Series A, $0.0001 par value, 20,000,000 shares authorized, zero and 20,000,000 shares issued and outstanding, respectively	–	2,000
Convertible preferred stock, Series B, $0.0001 par value, 20,000,000 shares authorized, zero and 20,000,000 shares issued and outstanding, respectively	–	2,000
Common stock, Class A, $0.0001 par value, 1,000,000,000 shares authorized, 175,507,169 shares and 691,222 issued and outstanding, respectively	17,551	69
Common stock, Class B, $0.0001 par value, 60,000,000 shares authorized, 60,000,000 shares issued and outstanding	6,000	6,000
Additional paid in capital	3,406,520	78,488
Accumulated deficit	(4,223,121)	(373,301)
Total stockholders' deficit	(793,050)	(284,744)

Total liabilities and stockholders' deficit	$34,096	$112

See accompanying notes to financial statements.

VW WIN CENTURY, INC.
STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2016	2015

Revenue	$–	$–

Expenses:
General and administrative	3,743,336	3,848
Salaries and wages	52,000	88,557
Depreciation expense	272	–
Patent related expenses	–	780
Total operating expenses	3,795,608	93,185

Net operating loss	(3,795,608)	(93,185)

Other expenses
Interest expense	(54,212)	–
Loss on patent acquisition	–	(250,000)
Total other expenses	(54,212)	(250,000)

Net loss	$(3,849,820)	$(343,185)

Weighted average number of common shares outstanding - basic and fully diluted	33,192,448	691,222

Net loss per share - basic and fully diluted	$(0.12)	(0.50)

See accompanying notes to financial statements.

VW WIN CENTURY, INC.
STATEMENTS OF SHAREHOLDERS' EQUITY

	Convertible Preferred		Convertible Preferred		Common Stock,		Convertible Common Stock		Additional		Total
	Stock, Series A		Stock, Series B		Class A		Class B		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)
Balance, December 31, 2014	–	$–	–	$–	691,222	$69	–	$–	$(69)	$(30,116)	$(30,116)
Shares issued for services, related parties	20,000,000	2,000	20,000,000	2,000	–	–	60,000,000	6,000	78,557	–	88,557
Net loss for the year ended December 31, 2015	–	–	–	–	–	–	–	–	–	(343,185)	(343,185)
Balance, December 31, 2015	20,000,000	2,000	20,000,000	2,000	691,222	69	60,000,000	6,000	78,488	(373,301)	(284,744)
Shares issued for cash and stock-based compensation	–	–	–	–	99,000,000	9,900	–	–	3,314,902	–	3,324,802
Preferred Stock cancellation	–	–	(16,000,000)	(1,600)	–	–	–	–	1,600	–	–
Series A Preferred Stock conversion to Class A Common Stock	(20,000,000)	(2,000)	–	–	59,840,566	5,984	–	–	(3,984)	–	–
Series B Preferred Stock conversion to Class A Common Stock	–	–	(4,000,000)	(400)	15,957,484	1,596	–	–	(1,196)	–	–
Imputed interest expense	–	–	–	–	–	–	–	–	16,712	–	16,712
Net loss for the year ended December 31, 2016	–	–	–	–	–	–	–	–	–	(3,849,820)	(3,849,820)
Balance, December 31, 2016	–	$–	–	$–	175,507,169	$17,551	60,000,000	$6,000	$3,406,520	$(4,223,121)	$(793,050)

See accompanying notes to financial statements.

VW WIN CENTURY, INC.
STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2016	2015
Cash flows from operating activities
Net loss	$(3,849,820)	$(343,185)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation Expense	272	–
Stock based compensation	3,314,802	88,557
Loss on Patent Acquisition	–	250,000
Imputed interest expense on Accounts payable – related party	16,712	–
Increase (decrease) in liabilities:
Other current assets	(14,784)	–
Accounts payable	14,054	4,720
Accounts payable – related party	490,736	–
Interest payable	37,500	–
Net cash provided by (used in) operating activities	9,472	92

Cash flows from investing activities
Purchase of equipment	(9,957)	–
Net cash used in investing activities	(9,957)	–

Cash flows from financing activities
Stock sold for cash	10,000	–
Net cash provided by financing activities	10,000	–

Net increase (decrease) in cash	9,515	92
Cash - beginning	112	20
Cash - ending	$9,627	$112

Supplemental disclosures:
Interest paid	$–	$–
Income taxes paid	$–	$–

Non-cash investing and financing activities:
Conversion of Preferred Stock, Series A to Common Stock, Class A	$5,984	$–
Conversion of Preferred Stock, Series B to Common Stock, Class A	$1,596	$–
Cancellation of Preferred Stock, Series B	$1,600	$–

See accompanying notes to financial statements.

VW WIN CENTURY, INC.
 NOTES TO FINANCIAL STATEMENTS

Note 1 – Basis of Presentation and Summary of Significant Accounting Policies

Nature of Business and Organization
VW Win Century, Inc. ("VW Win Century" or the "Company"), a Nevada corporation, was formed on March 3, 2013 as Cooling Technology Solutions, Inc. ("CTS"), an Illinois corporation and wholly-owned subsidiary of Epazz, Inc. ("Epazz"), an Illinois corporation. On September 19, 2013, the Company amended its Articles of Incorporation to change the name from Cooling Technology Solutions, Inc. to Z Fridge, Inc. and was renamed Flexfridge, Inc. on May 29, 2014 and further renamed on September 12, 2016 to VW Win Century, Inc.  The Company then changed its domicile from Illinois to Nevada.

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

On or about August 26, 2016, Shaun Passley, our former officer and director sold an aggregate of two hundred sixty two million, nine hundred nine thousand, two hundred and fifty-five (262,909,255) shares of the ClasA Common Stock of the Company (or 525,819 shares on a post-reverse split basis) to Teik Keng Goh in a private transaction.   As a result of the purchase, Teik Keng Goh became the majority shareholder of our Company and beneficially owned stock representing 75.45% of the issued and outstanding Class A Common Shares. In addition, Mr. Passley also sold sixty million (60,000,000) shares of Class B Common Stock and twenty million (20,000,000) shares of Series A Preferred Stock to Teik Keng Goh, representing all of the issued and outstanding shares of those series and classes.

Effective as of August 31, 2016, our board of directors appointed Teik Keng Goh and See Kuy Tan to fill vacancies on the board with Teik Keng Goh serving as Chairman.  The board of directors appointed See Kuy Tan as President, Chief Executive Officer, Treasurer and Chief Financial Officer and Kathleen Mary Johnston as Secretary of the Company.  The forgoing individuals will serve in their respective positions until their earlier resignation or removal.  Under the leadership of Teik Keng Goh, the Company intends to focus on existing opportunities in the Asian market that have above average operating margins, sustainable growth, and undervalued assets.

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

Cash and Cash Equivalents
VW Win Century maintains cash balances in non-interest-bearing transaction accounts, which do not currently exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents on hand at December 31, 2016 or 2015.

VW WIN CENTURY, INC.
 NOTES TO FINANCIAL STATEMENTS

Property and Equipment
Equipment is recorded at its acquisition cost, which includes the costs to bring the equipment to the condition and location for its intended use, and equipment is depreciated using the straight-line method over the estimated useful life of the related asset as follows:

Furniture and fixtures	5 years
Computers and equipment	3-5 years
Website development	3 years
Leasehold improvements	5 years

Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements.

Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Amortization expense is computed using the straight-line method over the useful lives of the assets due to transfer of ownership after the lease term has expired.

Maintenance and repairs will be charged to expense as incurred. Significant renewals and betterments will be capitalized. At the time of retirement or other disposition of equipment, the cost and accumulated depreciation will be removed from the accounts and the resulting gain or loss, if any, will be reflected in operations.

Property and equipment are evaluated for impairment whenever impairment indicators are prevalent. The Company will assess the recoverability of equipment by determining whether the depreciation and amortization of these assets over their remaining life can be recovered through projected undiscounted future cash flows. The amount of equipment impairment, if any, will be measured based on fair value and is charged to operations in the period in which such impairment is determined by management.

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

Patent rights and applications costs include the acquisition costs and costs incurred for the filing of patents. Patent rights and applications are amortized on a straight-line basis over the legal life of the patent rights beginning at the time the patents are approved. Patent costs for unsuccessful patent applications are expensed when the application is terminated. We elected to expense our patent costs, which totaled $277,641 for the period from March 4, 2013 (Inception) through December 31, 2016.  No additional costs are expected to be incurred.

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

VW WIN CENTURY, INC.
 NOTES TO FINANCIAL STATEMENTS

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

On October 5, 2016, the Company entered into a Securities Purchase Agreement with Teik Keng Goh, the Chairman of the Company's Board of Directors, for the purchase of a total of 99,000,000 restricted shares of the Company's Class A Common Stock for a total purchase price of $10,000, which is a cost per share of $0.000101.  An independent valuation of shares issued was completed and it was determined the value of shares issued over the value received was $3,314,802.  Accordingly, an expense for $3,314,802 was recorded to general and administrative expenses during the period ended December 31, 2016.

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

The assessment of the Company's tax position relies on the judgment of management to estimate the exposures associated with the Company's various filing positions. As of December 31, 2016 and 2015, the Company had no uncertain tax positions.

Leased corporate office
The Company signed a one-year lease for its corporate office from August 1, 2016 through July 31, 2016.  Lease payments are $7,142 per month.  Minimum lease payments during 2017 are $49,992.

Recent Accounting Pronouncements
The Company continually assesses any new accounting pronouncements to determine their applicability to the Company. Where it is determined that a new accounting pronouncement affects the Company's financial reporting, the Company undertakes a study to determine the consequence of the change to its financial statements and assures that there are proper controls in place to ascertain that the Company's financials properly reflect the change. The Company currently does not have any recent accounting pronouncements that they are studying and feel may be applicable.

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of $4,223,121, as of December 31, 2016. The Company's current liabilities exceeded its current assets by $552,735. These factors raise substantial doubt about the Company's ability to continue as a going concern.

VW WIN CENTURY, INC.
 NOTES TO FINANCIAL STATEMENTS

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

Note 3 – Related Parties

Note payable
On December 31, 2015, the Company incurred a $250,000 note payable to Epazz, Inc., a company controlled by a related party Shaun Passley (former officer and director), for a patent licensing agreement. Interest expense is incurred at a 15% annual rate on principal.  Interest expense for the year ended December 31, 2016 was $37,500. The note payable liability can be satisfied by transferring the patent rights, disclosed in Note 1 to Epazz, Inc.

Accounts payable
The Company occasionally had borrowed funds from Epazz, Inc. to fund operating activities. These borrowings of $34,827 and $34,856 at December 31, 2016 and December 31, 2015, respectively are reflected in Accounts payable.  Accrued interest of $37,500 at December 31, 2016 associated with the aforementioned $250,000 note payable to Epazz, Inc. is included in Interest payable.

Accounts payable – related party
The Company occasionally borrows funds from Teik Keng Goh to fund operating activities. These borrowings of $440,765 at December 31, 2016 are reflected in Accounts payable.  There were no borrowings from Teik Keng Goh as of December 31, 2015. In addition, a $50,000 payable to SeeKuy Tan for services rendered from August 1, 2016 through December 31, 2016 is included in Accounts payable – related party as of December 31, 2016. The Company did not have an account payable to Kuy Tan as of December 31, 2015.

Imputed interest expense on Accounts payable – related party was $16,712 and $-0- for the periods ended December 31, 2016 and 2015, respectively.

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

Shares of Series B Preferred Stock Issued to Related Parties Pursuant to a Services Rendered
On January 13, 2015, the Company issued 16,000,000 shares of Series B Preferred Stock to Epazz, Inc. a corporation controlled by the president of the company for offices services. The total fair value of the Series B Preferred Stock was $9,661 based on an independent valuation on the date of grant. Effective October 19, 2016, the Company approved the cancellation of 16,000,000 share of Series B Preferred Stock, pursuant to receiving a notice received from Epazz, Inc.

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

VW WIN CENTURY, INC.
 NOTES TO FINANCIAL STATEMENTS

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

Shares of Class A Common Stock Issued to Related Parties Pursuant to a Securities Purchase Agreement
On October 5, 2016, the Company entered into a Securities Purchase Agreement with Teik Keng Goh, the Chairman of the Company's Board of Directors, for the purchase of a total of 99,000,000 restricted shares of the Company's Class A Common Stock for a total purchase price of $10,000, which is a cost per share of $0.000101.  An independent valuation of shares issued was completed and it was determined the value of shares issued over the value received was $3,314,802.  Accordingly, an expense for $3,314,802 was recorded to general and administrative expenses during the period ended December 31, 2016.

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

Series A Preferred Stock Conversion to Class A Common Stock
On November 14, 2016, Teik Keng Goh, being the sole holder of outstanding Series A Preferred Stock, provided a Notice of Election to Convert indicating his desire to convert 20,000,000 shares of Series A Preferred Stock into shares of Class A Common Stock.  The Series A Preferred Stock is convertible, at the option of the holder into shares of the Company's Class A Common Stock, with five business days' notice into 60% of the total number of then issued and outstanding shares of Class A Common Stock. The Company issued 59,840,566 shares of Class A Common Stock for the conversion of all the Series A Preferred Stock.

Series B Preferred Stock Conversion to Class A Common Stock
On November 17, 2016, Teik Keng Goh, being the sole holder of the remaining outstanding Series B Preferred Stock, provided a Notice of Election to Convert indicating his desire to convert 4,000,000 shares of Series B Preferred Stock into shares of Class A Common Stock. The Series B Preferred Stock is convertible, at the option of the holder into shares of the Company's Class A Common Stock, with five business days' notice into 10% of the total number of then issued and outstanding shares of Class A Common Stock. The Company issued 15,957,484 shares of Class A Common Stock for the conversion of Series B Preferred Stock.

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

VW WIN CENTURY, INC.
 NOTES TO FINANCIAL STATEMENTS

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

The following schedule summarizes the valuation of financial instruments at fair value on a non-recurring basis in the balance sheets as of December 31, 2015 and 2016, respectively:

	Fair Value Measurements at December 31, 2015
	Level 1	Level 2	Level 3
Assets
Cash	$112	$–	$–
Total assets	112	–	–
Liabilities
Accounts payable – related party	–	34,856	–
Long term note payable – related party	–	250,000	–
Total Liabilities	–	284,856	–
Total	$112	$(284,856)	$–

	Fair Value Measurements at December 31, 2016
	Level 1	Level 2	Level 3
Assets
Cash	$9,627	$–	$–
Total assets	9,627	–	–
Liabilities
Accounts payable	–	14,054	–
Accounts payable – related party	–	525,592	–
Interest payable	–	37,500	–
Long term note payable	–	250,000	–
Total Liabilities	–	827,146	–
Total	$9,627	$(827,146)	$–

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the period from December 31, 2015 through December 31, 2016.

Level 2 liabilities consist of intercompany debt arrangements. No fair value adjustment was necessary during the period from December 31, 2015 through December 31, 2016.

VW WIN CENTURY, INC.
 NOTES TO FINANCIAL STATEMENTS

Note 5 – Other Current Assets

As of December 31, 2016 and 2015 other current assets included the following:

	December 31,	December 31,
	2016	2015
Prepaid office rent	$7,584	$–
Security deposits	7,200	–
	$14,784	$–

Note 6 – Property and Equipment

Property and Equipment consists of the following at December 31, 2016 and 2015, respectively:

	December 31,	December 31,
	2016	2015
Furniture and fixtures	$2,974	$–
Website development	4,200	–
Leasehold improvements	2,783	–
	9,957	–
Less accumulated depreciation and amortization	(272)	–
	$9,685	$–

Depreciation expense totaled $272 and -0- for the years ended December 31, 2016 and 2015, respectively.

Note 7 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the period from March 3, 2013 (Inception) through December 31, 2016, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2016, the Company had approximately $540,046 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2034.

The components of the Company's deferred tax asset are as follows:

	December 31,	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carry forwards	$(553,050)	$(34,744)

Net deferred tax assets before valuation allowance	193,567	$12,160
Less: Valuation allowance	(193,567)	(12,160)
Net deferred tax assets	$–	$–

VW WIN CENTURY, INC.
 NOTES TO FINANCIAL STATEMENTS

Based on the available objective evidence, including the Company's history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2016.

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

Note 8 – Long-Term Debt

On December 29, 2015, the Company entered into a $250,000, 10 year, promissory note with an interest rate of 15%, payable to Epazz, Inc. for the purchase of US Patent 9,217,598 B2. Total long-term debt outstanding as of December 31, 2015 and 2016 consists of this note.  Accrued interest associated with this note of $37,500 and $-0- was recorded as of December 31, 2016 and 2015, respectively.

Note 9 – Stockholder's Equity (Deficit)

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

VW WIN CENTURY, INC.
 NOTES TO FINANCIAL STATEMENTS

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

On October 5, 2016, the Company entered into a Securities Purchase Agreement with Teik Keng Goh, the Chairman of the Company's Board of Directors, for the purchase of a total of 99,000,000 restricted shares of the Company's Class A Common Stock for a total purchase price of $10,000, which is a cost per share of $0.000101. An independent valuation of shares issued was completed and it was determined the value of shares issued over the value received was $3,314,802.  Accordingly, an expense for $3,314,802 was recorded to general and administrative expenses during the period ended December 31, 2016.

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

VW WIN CENTURY, INC.
 NOTES TO FINANCIAL STATEMENTS

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

On January 13, 2015, the Company issued 16,000,000 shares of Series B Preferred Stock to Epazz, Inc. a corporation controlled by the president of the company for offices services. The total fair value of the Series B Preferred Stock was $9,661 based on an independent valuation on the date of grant. Effective October 19, 2016, the Company approved the cancellation of 16,000,000 share of Series B Preferred Stock, pursuant to receiving a notice received from Epazz, Inc.

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

Preferred Stock Conversions to Class A Common Stock
On November 14, 2016, Teik Keng Goh, being the sole holder of outstanding Series A Preferred Stock, provided a Notice of Election to Convert indicating his desire to convert 20,000,000 shares of Series A Preferred Stock into shares of Class A Common Stock.  The Series A Preferred Stock is convertible, at the option of the holder into shares of the Company's Class A Common Stock, with five business days' notice into 60% of the total number of then issued and outstanding shares of Class A Common Stock. The Company issued 59,840,566 shares of Class A Common Stock for the conversion of Series A Preferred Stock.

On November 17, 2016, Teik Keng Goh, being the sole holder of the remaining outstanding Series B Preferred Stock, provided a Notice of Election to Convert indicating his desire to convert 4,000,000 shares of Series B Preferred Stock into shares of Class A Common Stock. The Series B Preferred Stock is convertible, at the option of the holder into shares of the Company's Class A Common Stock, with five business days' notice into 10% of the total number of then issued and outstanding shares of Class A Common Stock. The Company issued 15,957,484 shares of Class A Common Stock for the conversion of Series B Preferred Stock.

Note 10 – Subsequent Events

There are no subsequent events to report.

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

Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013 Framework). Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2016 for the following reasons.

•	The Company does not have an independent board of directors or audit committee or adequate segregation of duties due to the limited nature and resources of the Company;
•	The Company does not have in place a policy and procedures to identify, approve, monitor or approve related party transactions or relationships;
•	All of our financial reporting and review of critical accounting areas and disclosures and material non-standard transactions is carried out by our financial reporting consultant; and
•
Inadequate closing process to ensure all material misstatements are corrected in the financial statements. This was evidenced by the fact that there were audit adjustments and restatements of the financial statements.

10

We intend to rectify these weaknesses by implementing an independent board of directors and hiring of additional accounting personnel once we have sufficient resources available.
This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, other than those stated above, during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our executive officers and director and their ages as of March 14, 2016 are as follows:

NAME	AGE	POSITION

Goh TeikKeng	40	President, Chief Executive Officer, Chief Financial Officer and Member of the Board
Tan SeeKuy	59	Chairman of the Board of Directors.
Kathleen Johnston	70	Secretary

Set forth below is a brief description of the background and business experience of our executive officers and director.

Goh TeikKeng

On December 1, 2010, Dato' Seri TeikKeng Goh formed the Century Dynasty International Group, located in China, which has implemented a diversified business model, including trading and marketing, caviar cosmetics, gasoline fuel pills, sturgeon theme parks, pension/retirement membership cards, coal mining, licensed lottery. He still serves as President of Dynasty International Group.

Tan SeeKuy

Dr. SeeKuy Tan was appointed as the Company's Chief Executive Officer on August 31, 2016. In January 2016 Mr. Tan was appointed President of EmcoHanover Group, a company located in the Asian Pacific Region. From 2010 to 2015 Mr. Tan served as the CEO of Glo Holdings in Irvine, California. Mr. Tan was conferred a Doctorate in Business Administration by the Midwest Missouri University in 2007.

Kathleen Johnston

Prior to becoming the secretary of the Company, Kathleen Johnston owned and operated Teleservice/Telesystems and Travelogia.com in Concord and Irvine, California from 1991 to 2014. She was responsible for the marketing and investor relations as well as a trainer and motivator for several regions throughout the United States.
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

Employment Agreements

COMPENSATION DISCUSSION AND ANALYSIS

Director Compensation

Our Board of Directors, currently consisting of SeeKuy Tan and TeikKeng Goh, does not currently receive any consideration for their service as a member of the Board of Directors. The Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

Summary Compensation Table

The following table sets forth the compensation of our executive officers for the years ended December 31, 2016, 2015 and 2014, respectively:

			Stock	All Other
Name and Principal Position	Year	Salary	Awards	Compensation	Total
SeeKuy Tan, President, Chief Financial Office and member of the Board	2016	-0-	-0-	-0-	-0-
Shaun Passley, Ph.D.,(1)	2016	-0-	-0-	-0-	-0-
	2015	-0-	88,557 (2)	-0-	88,557
Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors	2014	-0-	-0-	-0-	-0-

(1)	The Company had no executive officers who made more than $100,000 in total compensation for the years ended December 31, 2016, 2015 or 2014.
(2)	On January 21, 2015, the Company issued 60,000,000 of Common B Stock, 20,000,000 of Preferred A Stock and 20,000,000 of Preferred B Stock to the Company's CEO in exchange for management services.

CORPORATE GOVERNANCE

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission (the "SEC") and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company's employees, officers and directors as the Company is not required to do so.

In lieu of an Audit Committee, the Company's Board of Directors is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company's financial statements and other services provided by the Company's independent public accountants. The Board of Directors reviews the Company's internal accounting controls, practices and policies.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on April 14, 2017, held by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers. The percentage of beneficial ownership for the following table is based on 175,507,169 shares of Class A Common Stock issued and outstanding, 60,000,000 shares of our Convertible Class B Common Stock issued and outstanding (which each vote 2,000 voting shares) issued and outstanding as of April 14, 2017.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes (unless footnoted) shares of common stock that the stockholder has a right to acquire within 60 days after March 14, 2016, through the exercise of any option, warrant or other right (including the conversion of the preferred stock). The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options, warrants or other convertible securities into shares of our common stock, unless otherwise stated. Inclusion of shares in the table does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, (i) each person or entity named in the table has sole voting power and investment power (or shares that power with that person's spouse) with respect to all shares of capital stock listed as owned by that person or entity, and (ii) the address of each person or entity named in the table is c/o VW Win Century, Inc., 2575 McCabe Way, Suite 100, Irvine, CA 92614.

	Class A		Convertible Class B
	Common Stock		Common Stock
	Number of	% of	Number of	% of	Total Voting
Name of Beneficial Owner(1)	Shares	Class	Shares	Class(2)	Shares
Officers and Directors:
SeeKuy Tan	0	0%	0	0%	0
TeikKeng Goh	159,366,385	90.803%	60,000,000	100%	120,000,000,000

(1) Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all securities owned by such person.

(2) Percentage of beneficial ownership is based upon 60,000,000 shares of Convertible Class B Common Stock outstanding as of April 14, 2017. Each share of Convertible Class B Common Stock votes 2,000 voting shares on all shareholder matters and converts at the option of the holder thereof into Class A Common Stock on a one-for-one basis.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Related Party Debt Financing Arrangements

The Company has a debt payable to Epazz, Inc., of $ 37,500 as of December 2016 and $34,856 as of December 31, 2015, and $440,765 is owed to TeikKeng Goh, Chairman of the Board, and $50,000 is payable to SeeKuy Tan, our President, as of December 31, 2016.

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

On August 26, 2016, Shaun Passley, our former officer and director agreed to cancel and return to treasury 16,000,000 shares of Series B Preferred Stock.

On October 5, 2016, the Company issued 99,000,000 shares of its Class A Common Stock to Mr. TeikKeng Goh for $10,000. An independent valuation of shares issued was completed and it was determined the value of shares issued over the value received was $3,314,802.  Accordingly, an expense for $3,314,802 was recorded to general and administrative expenses during the period ended December 31, 2016.

On November 14, 2016, Mr. TeikKeng Goh exercised his right to convert his twenty million (20,000,000) shares of Series A Preferred Stock into 59,840,566 shares of Class A Common Stock.

On November 17, 2016, Mr. Ahmad Hizar Bin Zainol Abidin exercised his right to convert his four million (4,000,000) shares of Series B Preferred Stock into 15,957,484 shares of Class A Common Stock.

Dividends Payable

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees paid or accrued for the audit and other services provided by our independent auditors for 2016 and 2015.

	2016	2015
Audit fees:
M&K CPAS, PLLC	$10,750	$3,500
Audit-related fees:
M&K CPAS, PLLC	–	–
Tax fees:
M&K CPAS, PLLC	–	–
All other fees:	–	–
Total fees paid or accrued to our principal accountant	$10,750	$3,500

We do not have an Audit Committee. Our board of directors acted as the Company's Audit Committee during the fiscal years ended 2016, recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors' independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls.

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

VW Win Century, Inc.

Dated: April 28, 2017	By: __/s/ SeeKuy Tan_______________________
SeeKuy Tan
President, Treasurer and Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

Dated: April 28, 2017	By: _/s/ TeikKeng Goh________________________
TeikKeng Goh
Chairman of the Board