Form 10-Q
period 2017-03-31
VW WIN CENTURY INC.
filed 2017-05-15
CIK 1630391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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
Yes [_] No [X]

The number of shares of the issuer's Class A common stock outstanding as of May 12, 2017, was 175,507,169 shares, par value $0.001 per share.

VW Win Century Inc.
FORM 10-Q

Quarterly Period Ended March 31, 2017

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VW WIN CENTURY INC.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
Assets	(Unaudited)
Current assets:
Cash	$1,124	$9,627
Other current assets	7,856	14,784
Total current assets	8,980	24,411
Property and equipment, net	9,056	9,685
Total assets	$18,036	$34,096

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$39,736	$14,054
Accounts payable – related party	605,592	525,592
Interest payable – related party	46,875	37,500
Total current liabilities	692,203	577,146
Note payable – related party	250,000	250,000
Total liabilities	942,203	827,146

Stockholders' deficit:
Common stock, Class A, $0.0001 par value, 1,000,000,000 shares authorized, 175,507,169 shares issued and outstanding	17,551	17,551
Common stock, Class B, $0.0001 par value, 60,000,000 shares authorized, 60,000,000 shares issued and outstanding	6,000	6,000
Additional paid in capital	3,424,014	3,406,520
Accumulated deficit	(4,371,732)	(4,223,121)
Total stockholders' deficit	(924,167)	(793,050)

Total liabilities and stockholders' deficit	$18,036	$34,096

See accompanying notes to financial statements.

VW WIN CENTURY INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016
Revenue	$–	$–

Expenses:
General and administrative	86,113	47
Salaries and wages	35,000	–
Depreciation expense	629	–
Total operating expenses	121,742	47

Net operating loss	(121,742)	(47)

Other expense:
Interest expense	26,869	9,375

Net loss	$(148,611)	$(9,422)

Weighted average number of common shares outstanding - basic and fully diluted	175,507,169	691,222

Net loss per share - basic and fully diluted	$(0.00)	$(0.01)

See accompanying notes to financial statements.

VW WIN CENTURY INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months
	Ended March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(148,611)	$(9,422)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	629	–
Imputed interest expense	17,494	–
Increase (decrease) in liabilities:
Other current assets	6,928	–
Accounts payable	25,682	–
Accounts payable – related party	80,000	35
Interest payable – related party	9,375	9,375
Net cash provided by (used in) operating activities	(8,503)	(12)

Cash flows from investing activities
Net cash used in investing activities	–	–

Cash flows from financing activities
Net cash provided by financing activities	–	–

Net increase (decrease) in cash	(8,503)	(12)
Cash – beginning	9,627	112
Cash – ending	$1,124	$100

Supplemental disclosures:
Interest paid	$–	$–
Income taxes paid	$–	$–

See accompanying notes to financial statements.

VW Win Century Inc.
Notes to Financial Statements
March 31, 2017

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

On or about August 26, 2016, Shaun Passley, our former officer and director sold an aggregate of two hundred sixty two million, nine hundred nine thousand, two hundred and fifty-five (262,909,255) shares of the Class A Common Stock of the Company (or 525,819 shares on a post-reverse split basis) to Teik Keng Goh in a private transaction.   As a result of the purchase, Teik Keng Goh became the majority shareholder of our Company and beneficially owned stock representing 75.45% of the issued and outstanding Class A Common Shares. In addition, Mr. Passley also sold sixty million (60,000,000) shares of Class B Common Stock and twenty million (20,000,000) shares of Series A Preferred Stock to Teik Keng Goh, representing all of the issued and outstanding shares of those series and classes.

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

Cash and Cash Equivalents
VW Win Century maintains cash balances in non-interest-bearing transaction accounts, which do not currently exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents on hand at March 31, 2017 or December 31, 2016.

VW Win Century Inc.
Notes to Financial Statements
March 31, 2017

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

VW Win Century Inc.
Notes to Financial Statements
March 31, 2017

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

The assessment of the Company's tax position relies on the judgment of management to estimate the exposures associated with the Company's various filing positions. As of March 31, 2017 and December 31, 2016, the Company had no uncertain tax positions.

Leased Corporate Office
The Company signed a one-year lease for its corporate office from August 1, 2016 through July 31, 2017.  Lease payments are $7,142 per month.  Minimum future lease payments as of March 31, 2017 are $28,568.

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

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of $4,371,732, as of March 31, 2017. The Company's current liabilities exceeded its current assets by $683,223. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

VW Win Century Inc.
Notes to Financial Statements
March 31, 2017

Note 3 – Related Parties

Accounts Payable – Related Party
The Company occasionally had borrowed funds from Epazz, Inc. to fund operating activities.  The borrowing balance as of March 31, 2017 and December 31, 2016 was $34,856, which was included in Accounts payable – related party.

The Company occasionally borrows funds from Teik Keng Goh to fund operating activities. The borrowing balance as of March 31, 2017 and December 31, 2016 was $490,765 and $440,765, respectively.  These balances are included in Accounts payable – related party.

The Company has contracted with Kuy Tan for services in which the Company pays Kuy Tan $10,000 per month. Amounts due to Kuy Tan and included in Accounts payable – related party as of March 31, 2017 and December 31, 2016 are $80,000 and $50,000, respectively.

Imputed interest expense on Accounts payable – related party was $17,494 and $-0- for the periods ended March 31, 2017 and 2016, respectively.

Note Payable – Related Party
On December 31, 2015, the Company incurred a $250,000 note payable to Epazz, Inc., a company controlled by a related party Shaun Passley, for a patent licensing agreement. Interest expense is incurred at a 15% annual rate on principal.  Interest expense was $9,375 for each of the periods ended, March 31, 2017 and 2016.  Interest payable as of March 31, 2017 and December 31, 2016 is $46,875 and $37,500, respectively.

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

VW Win Century Inc.
Notes to Financial Statements
March 31, 2017

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

VW Win Century Inc.
Notes to Financial Statements
March 31, 2017

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

The following schedule summarizes the valuation of financial instruments at fair value on a non-recurring basis in the balance sheets as of March 31, 2017 and December 31, 2016, respectively:

	Fair Value Measurements at March 31, 2017
	Level 1	Level 2	Level 3
Assets
Cash	$1,124	$–	$–
Total assets	1,124	–	–
Liabilities
Accounts payable	–	39,736	–
Accounts payable – related party	–	605,592	–
Interest payable – related party	–	46,875	–
Long term note payable – related party	–	250,000	–
Total Liabilities	–	942,203	–
Total	$1,124	$(942,203)	$–

	Fair Value Measurements at December 31, 2016
	Level 1	Level 2	Level 3
Assets
Cash	$9,627	$–	$–
Total assets	9,627	–	–
Liabilities
Accounts payable	–	14,054	–
Accounts payable – related party	–	525,592	–
Interest payable – related party	–	37,500	–
Long term note payable – related party	–	250,000	–
Total Liabilities	–	827,146	–
Total	$9,627	$(827,146)	$–

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the period from December 31, 2016 through March 31, 2017.

Level 2 liabilities consist of accounts payable and intercompany debt arrangements. No fair value adjustment was necessary during the period from December 31, 2016 through March 31, 2017.

VW Win Century Inc.
Notes to Financial Statements
March 31, 2017

Note 5 – Other Current Assets

As of March 31, 2017 and December 31, 2016 other current assets included the following:

	March 31,	December 31,
	2017	2016
Prepaid office rent	$656	$7,584
Security deposits	7,200	7,200
Total	$7,856	$14,784

Note 6 – Property and Equipment

Property and Equipment consists of the following at March 31, 2017 and December 31, 2016, respectively:

	March 31,	December 31,
	2017	2016
Furniture and fixtures	$2,974	$2,974
Website development	4,200	4,200
Leasehold improvements	2,783	2,783
	9,957	9,957
Less accumulated depreciation and amortization	(901)	(272)
	$9,056	$9,685

Depreciation expense totaled $629 and -0- for the period ended March 31, 2017 and 2016, respectively.

Note 7 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the period from March 3, 2013 (Inception) through March 31, 2017, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At March 31, 2017, the Company had approximately $684,167 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2034.

The components of the Company's deferred tax asset are as follows:

	March 31,	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carry forwards	$(684,167)	$(540,046)

Net deferred tax assets before valuation allowance	239,458	$189,016
Less: Valuation allowance	(239,458)	(189,016)
Net deferred tax assets	$–	$–

VW Win Century Inc.
Notes to Financial Statements
March 31, 2017

Based on the available objective evidence, including the Company's history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at March 31, 2017.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	March 31,	December 31,
	2017	2016
Federal and state statutory rate	35%	35%
Change in valuation allowance on deferred tax assets	(35)%	(35)%

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 8 – Long-Term Debt

On December 29, 2015, the Company entered into a $250,000, 10 year promissory note with an interest rate of 15%, payable to Epazz, Inc. for the purchase of US Patent 9,217,598 B2. Total long-term debt outstanding as of March 31, 2017 and December 31, 2016 consists of this note.  Accrued interest associated with this note of $46,875 and $37,500 was recorded as of March 31, 2017 and December 31, 2016, respectively.

Note 9 – Stockholder's Equity (Deficit)

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

VW Win Century Inc.
Notes to Financial Statements
March 31, 2017

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

VW Win Century Inc.
Notes to Financial Statements
March 31, 2017

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

The Company's business plan has been to obtain a non-provisional patent for its intended product design and move forward with plans to form strategic alliances to produce and market such products covered by the patent.

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

On December 22, 2015, United State Patent and Trademark office issued the Foldable Mini-Fridge patent 9,217,598 B2 to Shaun Passley, PhD., our former officer and director.  Epazz was the assignee of the patent. On December 29, 2015, Epazz transferred the Patent to FlexFridge for a promissory note of $250,000 for 10 years with a 15% interest rate. Since the transfer of the patent was a related party transaction the value of patent remains at its historical cost of $0. The difference between the fair value of the note and the historical cost of the patent was expensed as a loss on patent acquisition during 2015.

On or about August 26, 2016, Mr. Passley sold an aggregate of 262,909,255 pre-split shares (525,819 post-split shares) of the Class A Common Stock of the FlexFridge to TeikKeng Goh in a private transaction. As a result of the purchase, TeikKeng Goh became the majority shareholder of our Company and beneficially owned stock representing 75.45% of the issued and outstanding Class A Common Shares. In addition, Mr. Passley also sold 60,000,000 shares of Class B Common Stock and 20,000,000 shares of Series A Preferred Stock to Mr. Goh, representing all of the issued and outstanding shares of those series and classes.

Following the sale of all of his shares of capital stock, effective as of August 31, 2016, Mr. Passley, the sole member of our board of directors, President, Chief Executive Officer, Treasurer, Chief Financial Officer and Secretary of the Company, resigned from these positions with the Company. Upon appointment, the newly constituted board of directors accepted Mr. Passley's resignations, effective immediately. The board of directors appointed TeikKeng Goh and SeeKuy Tan to fill vacancies on the board with TeikKeng Goh serving as Chairman. The board of directors appointed SeeKuy Tan as President, Chief Executive Officer, Treasurer and Chief Financial Officer and Kathleen Mary Johnston as Secretary of the Company.

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

As a result of the change of control described above, the business of VW Win is being directed towards locating various business opportunities in Asia that will produce revenue for the company and long-term value for its shareholders. The Company hopes to complete its first acquisitions during the third quarter of 2017.

PLAN OF OPERATION

During the next 12 months, we plan to locate or develop viable business opportunities in Asia. We believe we can satisfy our cash requirements for the next three months with our current cash on hand and revenues generated from our operations. As such, continuing operations and completion of our plan of operation are contingent on finding additional sources of capital. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Even without significant revenues or additional funding within the next several months, we still anticipate being able to continue with our present activities, but we may require financing to potentially achieve our goals of growing our operations and increasing our revenues.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2017, AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2016:

	For the Three Months Ended
	March 31,		Increase /
	2017	2016	(Decrease)
Revenue	$–	$–	$–

General and administrative	86,113	47	86,066
Salaries and wages	35,000	–	35,000
Depreciation expense	629	–	629

Total operating expenses	121,742	47	121,695

Net operating loss	(121,742)	(47)	121,695

Interest expense	26,869	9,375	17,494

Net loss	$(148,611)	(9,422)	139,189

Revenues:

The Company experienced no revenue for neither the three months ended March 31, 2017 or 2016.

General and Administrative:

General and administrative expenses increased by $86,066 to $86,113 for three months ended March 31, 2017, as compared to $47 in the 2016 period.  The increase in general administrative expense is due to an increase in professional fees during the first quarter of 2017.

Salaries and Wages:

Salaries and wages increased by $35,000 to $35,000 for three months ended March 31, 2017, as compared to $0 in the same period in 2016.

Net Operating Loss:

The Company's operating expenses increased by $121,695 to $121,742 for the three months ended March 31, 2017, compared to $47 for the three months ended March 31, 2016.

Interest Expense:

The Company's interest expense increased by $17,494 to $26,869 for the three months ended March 31, 2017.  The company incurred interest expense for the three months ended March 31, 2016 of $9,375, which is associated with the $250,000 note payable – related party.

Net Loss:

The Company incurred a $148,611 net loss for the three months ended March 31, 2017 as compared to $9,422 for the three months ended March 31, 2016, an increase of $139,189.  The increase in net loss was due to previously outsourced management costs incurred during the 2016 period, plus interest expense of $26,869 associated with the $250,000 note payable – related party.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders' deficit and working capital at March 31, 2017 compared to December 31, 2016.

	March 31,	December 31,
	2017	2016
Total Assets	$18,036	$34,096

Total Liabilities	$942,203	$827,146

Accumulated Deficit	$(4,371,732)	$(4,223,121)

Stockholders' Deficit	$(924,167)	$(793,050)

Working Capital	$(683,223)	$(543,050)

The Company had total  assets of $18,036 as of March 31, 2017, consisting of cash of $1,124, other current assets of $7,856 and property and equipment of $9,056.  The Company had total assets of $34,096 as of December 31, 2016.

Total liabilities as of March 31, 2017 and December 31, 2016 were $942,203 and $827,146 respectively. Total liabilities include accounts payable of $39,736, accounts payable to related parties of $605,592 as of March 31, 2017. In addition, total liabilities include long term loan from Epazz, Inc. of $250,000 associated with the purchase of patent 9,217,598 B2.

The Company had working capital deficit of $(683,223) and a total accumulated deficit of $(4,371,732) as of March 31, 2017.

The Company had net cash provided by (used in) operating activities of $(8,503) and $(12) for the three months ended March 31, 2017 and 2016, respectively.

The Company did not incur expenditures for investing during the three months ended March 31, 2017 and 2016.

The Company did not incur financing activities during the three months ended March 31, 2017 and 2016.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following sales of equity securities by the Company occurred during the three month period ended March 31, 2017:

None.

The Company claims an exemption from registration afforded by Section 3(a)(10) of the Securities Act of 1933, as amended (the "Act"), for the above conversions, as the securities were exchanged by the Company in exchange for securities, claims, or property interests, and not for cash and Section 4(2) of the Act for the issuances as the issuances did not involve a public offering, the recipients took the securities for investment and not resale, the Company took appropriate measures to restrict transfer, and the recipients are (a) "accredited investors"; or (b) have access to similar documentation and information as would be required in a Registration Statement under.

The Company claims an exemption from registration afforded by Section 3(a)(9) of the Securities Act of 1933, as amended (the "Act"), for the above conversions, as the securities were exchanged by the Company with its existing security holders exclusively in transactions where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange and Section 4(2) of the Act for the issuances as the issuances did not involve a public offering, the recipients took the securities for investment and not resale, the Company took appropriate measures to restrict transfer, and the recipients are (a) "accredited investors"; or (b) have access to similar documentation and information as would be required in a Registration Statement under.

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

VW WIN CENTURY, INC.

DATED: May 15, 2017	By: /s/ See Kuy Tan
See Kuy Tan
Chief Executive Officer (Principal Executive Officer), President, Chief Financial Officer (Principal Accounting Officer), and Director